Form 10-K
period 2015-12-31
OPTILEAF, INC.
filed 2016-03-31
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 333-169802

Optileaf, Inc.

 (Name of small business issuer in its charter)

Florida	47-1553134
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

100 N Main St. Wichita, KS	67202
(Address of principal executive offices)	(Zip Code)

(855) 678-4532

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
Class A Common Stock	OTC Markets

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒     No ☐

As of March 30, 2016, the registrant had 20,210,419 shares of its common stock outstanding.

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.    Business

We were incorporated under the laws of the State of Florida on August 11, 2014.  OptiLeaf, Inc. was formed to provide a world-class fully integrated turn-key growth management system for the cannabis industry to help dispensary owners, grow operations and caregivers increase their sales and reduce costs, increase their company’s productivity and profitability and reduce or eliminate the need for manual labor while maximizing yield. We are presently a development state company with no customers, sales, suppliers or inventory as of this filing.

OptiLeaf’s target market will include dispensary owners, grow operations, and caregivers. We believe this industry will continue to grow, and as it does we will have a greater number of potential customers for our product. There can be no assurance that we will be able to capture any portion of this market.

OptiLeaf will endeavor offer a complete line of hardware and software technological solution for the cannabis industry. Our software, once developed, will be a seed-to-sale growth management system, designed to not only offer a complete grow automation system, but to enhance every aspect of the medical cannabis business. We believe our wireless sensor networks, once developed, will include an array of products that control, monitor, and automate all aspects of the grow house operations. We believe our principal product, OptiLeaf GrowPro Elite, will, once developed, provide a complete, robust state-of-the-art hardware and software solution for large cultivation operations with multiple locations. We have not completed development of any products as of this Offering, and there can be no assurance that any such products will be finalized and brought to market, or that the products will gain market acceptance if they are.

We are endeavoring to build a multi-purpose growth management software suite. OptiLeaf has added proprietary hardware components, which, together with software, provide a turn-key growth management system. We believe the system will allow growers to realize significant labor savings as common grow house tasks are fully automated. We believe our integrated hardware will be capable of monitoring and adjusting light, soil moisture, CO2, temperature, ventilation, nutrients, and humidity as needed, in real time and around-the-clock. Our user interface, data tracking, and remote access capabilities allow growers to monitor, adjust, and manage their facilities as needed from anywhere in the world. We have not completed development of any products as of this Offering, and there can be no assurance that our software will be fully developed or that it will gain market acceptance once it is.

Once developed, it is our plan that our products will be manufactured in the USA and Asia, managed by a team possessing years of experience with domestic and overseas production. OptiLeaf does not directly distribute, sell, grow, harvest cannabis or any substances that violate United States law or the Controlled Substances Act, nor does it intend to do so in the future.

While individual components of our contemplated system are available from our main competitors, OptiLeaf believes it will have the first and only system to completely integrate all aspects of growth automation and management into one system.

We will be, when and if our products our developed, a technology provider to the cannabis industry. As such, we are operating within an industry that is very complex in terms of legal requirements and compliance. Cannabis is an illegal drug under Federal Law, and is illegal in many states as well. Certain states have made cannabis legal for medicinal use only, but in very few circumstances is it legal to possess or sell cannabis. Although we plan on being a technology provider only, and do not plan of growing, selling or possessing any cannabis, we nevertheless must comply with, and our business must comply with, a myriad of state and local laws and regulations regarding our operations, and our operations, as well as our profitability, can be significantly affected by all of these laws and how they affect the businesses or our customers. OptiLeaf does not, and will not, grow, harvest or sell cannabis or any other controlled substance, as that term is defined under any federal, state or local law. There can be no assurance that we will finalize development of our products, or gain market acceptance for the products when and if fully developed.

As of December 31, 2015, we have taken the following steps to become an operating company:

1.	We finished and launched our website www.optileaf.com.

2.	We engaged the services of Byrd & Byrd, PL as our legal counsel.

3.	We created our innovative multi-purpose growth management software suite and added proprietary hardware components, which together with our software suite, provide a turn-key growth management system.

4.	We registered our trademark “OptiLeaf” and our slogan “Technology for Optimal Growth with the USPTO (United States Patent Trademark Office).

Our Service

Once fully developed, our software will be a seed-to-sale growth management system designed to offer a complete grow automation system that will enhance every aspect of the cannabis business. Once developed, our leading edge, wireless sensor network includes an array of products that control, monitor, and automate every aspect of grow house operation. We believe our principal product, OptiLeaf GrowPro Elite, will provide, once fully developed and launched, a complete, robust, state-of-the-art hardware and software solution for the large cultivation operation with multiple locations. We are presently a development state company with no customers, sales, suppliers or inventory as of this filing, and there can be no assurance that our products will ever become fully developed, or will gain market acceptance when and if fully developed.

OptiLeaf will endeavor to become the premier vendor for seed-to-sale growth management systems for the cannabis industry.

OptiLeaf has endeavored to gather information that is relevant to the psychographic profile of our target market. Some of the characteristics discovered include cost savings, increased productivity and profitability, and reduction or elimination of the need for manual labor while maximizing yield.

Customer satisfaction will be a high priority for OptiLeaf. Our main goal is to ensure that our products are made using the highest quality components so that there are few, if any, returns due to product defects. Still, we recognize the fact that however good our product is, there will be times when it simply does not meet the needs of some customers. To ensure a positive experience and image in the minds of these and all customers, we will offer a money-back guarantee. Our objective is to make our customer service so satisfying that even if a customer decides to return a particular product, we will retain that person as a loyal customer, who won't hesitate to refer friends and associates, and perhaps make other purchases from OptiLeaf in the future.

Our Product

Once developed, the heart of our system will be the innovative multi-purpose growth management software suite. OptiLeaf plans to add proprietary hardware components, which we believe, together with software, will provide a turn-key growth management system. The system, once developed and implemented, will potentially allow growers to realize significant labor savings as common grow house tasks are fully automated. Once developed, we believe our integrated hardware is capable of monitoring and adjusting light, soil moisture, CO2, temperature, ventilation, nutrients, and humidity as needed, in real time and around-the-clock. Once developed, we believe our user interface, data tracking, and remote access capabilities could potentially allow growers to monitor, adjust, and manage their facilities as needed from anywhere in the world, however, none of our products are fully developed or available for sale or use at this time, and there can be no assurance that our products will ever become fully developed, or will gain market acceptance when and if fully developed.

Our Strategy

OptiLeaf will offer a complete line of hardware and software technological solution for the cannabis industry.

Our software is a seed-to-sale growth management system, designed to not only offer a complete grow automation system, but to enhance every aspect of the medical cannabis business.

Our wireless sensor networks will include an array of products that control, monitor, and automate all aspects of the grow house operations. Our principal product, OptiLeaf GrowPro Elite, provides a complete, robust state-of-the-art hardware and software solution for large cultivation operations with multiple locations.

The heart of our system will be a multi-purpose growth management software suite. OptiLeaf will add proprietary hardware components, which, together with software, will provide a turn-key growth management system. The system will potentially allow growers to realize significant labor savings as common grow house tasks are fully automated. Our integrated hardware is capable of monitoring and adjusting light, soil moisture, CO2, temperature, ventilation, nutrients, and humidity as needed, in real time and around-the-clock. Our user interface, data tracking, and remote access capabilities allow growers to monitor, adjust, and manage their facilities as needed from anywhere in the world.

Our products will be manufactured in the USA and Asia, managed by a team possessing years of experience with domestic and overseas production. OptiLeaf does not directly distribute, sell, grow, harvest cannabis or any substances that violate United States law or the Controlled Substances Act, nor does it intend to do so in the future.

While individual components of our system are available from our main competitors, OptiLeaf believes it has the first and only system to completely integrate all aspects of growth automation and management into one system.

Marketing

OptiLeaf’s most important marketing goal as a start-up is to build product and brand awareness. The way the Company goes about this task will vary from one market segment to another.

OptiLeaf will concentrate on a marketing campaign that uses a combination of advertising and public relations. Using these methods, OptiLeaf will 1) attempt to educate dispensaries, grow operations, and caregivers, 2) spawn awareness of its product line and 3) position its products to create a connection to the area that is ideal.

The goal is to build a customer-oriented business that establishes long-term relationships with customers, not single-transaction deals.

Image/Branding

To build a successful brand, OptiLeaf will identify how its brand can be leveraged for success. Based on its research and understanding of the Target Prospect, OptiLeaf will endeavor to position itself as the leader in quality automated cannabis growing systems. From this effort, the Company expects to gain a number of clients that recognize the value that the OptiLeaf system offers them. OptiLeaf’s branding strategy is to promote the image of its products in the cannabis industry and establish a strong foundation for its brand.  By sharing personal brand experiences with potential customers, we will create a positive consumer perception.  We anticipate that this strategy will place us in a "first in value" position and give evidence of our advantage over the competition.

An important question that we repeatedly ask ourselves is, "Are we building a business or a brand?"  The answer is both.  As a result of our business, our brand will evolve into a recognizable symbol which will represent performance, quality, and superior service, ensuring that OptiLeaf becomes known as the industry leader in providing the most advanced technology for optimal plant growth in the cannabis industry.

Re-positioning our seed-to-sale growth management system and our wireless sensor network product as an investment rather than a cost will generate interest and response among prospective customers. For our sales strategy to be effective, acquisition of our product must be viewed as a cost saving measure. We will demonstrate that OptiLeaf’s comprehensive technological solution will greatly reduce labor expenses while maximizing yield. This fully integrated turn-key growth management system will help our customers increase sales and reduce costs, while increasing productivity and profitability.

The selling basis for our software products is OptiLeaf’s propriety line of wireless sensors and controllers with which our software is tightly integrated. This fully integrated turn-key growth management system will help our customers increase sales and reduce costs, thus increasing productivity and profitability.

Operations

OptiLeaf’s operational strategies behind the development of our products and services are based on design, innovation, and added value.  When developing a new product, we want to be the leader by introducing innovative features that will allow cannabis cultivators to lower their costs, boost yields, and maximize production capacity.  Furthermore, when OptiLeaf develops new goods or services, we will package them with support services as well as immediate observable and psychological benefits.  Our focus is on how our products and services stand against the competition and how our technical measures relate to the customers’ needs.

Our primary operation strategy is to focus on quality and service.  Our products must meet our eight dimensions of quality: performance, conformance, features, durability, reliability, serviceability, aesthetics, and perceived quality.  Based on our operational strategies, we believe OptiLeaf's products and services will be superior to the competition.  We recognize that there are some limitations imposed by trade-offs that must be made due to the nature of the product.  For example, reliability may be sacrificed in order to achieve maximum speed.

We plan to operate our business from two principal locations:

1. Wichita, Kansas. In Wichita, we will conduct product design, development, manufacturing and related activities.,

2. Colorado Springs, Colorado. We plan to have our sales office in Colorado Springs, and this is where we will conduct our sales and marketing efforts. However, at this time we have not entered into a formal lease or other arrangement for the Colorado Springs office since we have not yet begun our sales and marketing efforts.

Our business operations are divided into the following core functions:

Equipment

Based on our facilities and operations capabilities, the following list of equipment will be necessary to begin operations and fulfill product demand.

The initial investment needed to gear up for production is $145,000. This amount breaks down as follows:

●	Equipment needed to assemble components - $8,000

●	Furnishing the facilities - $15,000

●	Packaging Materials - $25,000

●	Parts and components - $97,000

Staffing

As of December 31, 2015, we have 5 full time employees. The number of employees will be determined by the projected number of customers and that will need to be attended to.

Due to the size and nature of OptiLeaf's activities, it will be necessary to have two administrative employees in Colorado to run the Company efficiently.

OptiLeaf will employ a sales force of four associates whose home base will be the Colorado office. Each associate will be assigned a region and made responsible for developing lucrative distribution channels for OptiLeaf's products and services in his or her given territory. This will come in the future and we are not actively looking for those employees now.

OptiLeaf’s assembly (manufacturing) operations will be in Kansas and will require a staff of four based on the size and quantity output of our facility.

Given the projected number of customers and potential customers that OptiLeaf plans to interact with each day, either online, on the phone or face-to-face, a customer service associate will be needed.

Due to the number of projected purchases that OptiLeaf expects per day, an associate will likely be needed for billable activities.

To be successful, our business dictates that we pay particular attention to the quality of employees that we hire.  Our staff will consist of highly-skilled and well-trained employees who must complete our industry-specific training program.  OptiLeaf will increase its staff as the demand for our products and services increases.

OptiLeaf will use its network of contacts and acquaintances to seek prospects with the proper education and training who want to work in the cannabis industry.  Headhunters for the industry will be used and full-time positions will be offered to interns who show promise.

Where possible, OptiLeaf will look to the local community for its staffing requirements and will place ads in local listings. Hiring local talent will be beneficial to both OptiLeaf and to potential employees: employees benefit by having a short commute to work and the company benefits by having a more alert, well-rested, happy staff.

We recognize the value of good employees and the importance of making the right decision the first time around. To assist us in our selection, we will use a staffing agency to find candidates who will be the best fit for our business. This method saves OptiLeaf valuable time because the agency will pre-screen all candidates and refer only those that are right for the position.

OptiLeaf accepts the responsibility to train its employees to be successful and productive. To this end, the Company will establish a formal training program and conduct careful evaluation to ensure that training is carried out effectively and that training goals are met. Because it is planned, organized, and performed at our location, we feel that this is the best training method for our business. The timeline from start to finish will be two days of criteria training, followed by on-the-job training. The new employee will be given a series of quizzes designed to measure his/her progress. By proceeding in this manner, OptiLeaf will be able to keep track of and improve the training process and its customer service.

OptiLeaf requires that all personnel in a supervisory position exercise their responsibilities in a diligent manner.  Supervisors are responsible for seeing that all daily objectives are met, as well as interacting with their staff and ensuring that long-term goals are on the right track. Other responsibilities include providing weekly reports to their superiors as relevant information must be communicated on a real-time basis.

Inventory Handling

The key to profitability is moving inventory from receiving within 24 hours.  Proper controls such as budgeting, forecasting, reporting, consolidation and planning are essential to successful inventory management.

Our finished goods inventory will need to be inspected regularly to ensure that it is ready for delivery upon customer order.  Our business operates on the theory of "just-in-time" inventory.  Only a limited number of finished goods inventory should be kept on hand to avoid overstock in case of a sudden drop in customer orders.

Inventory will be monitored by the Inventory Manager on a bi-weekly basis and counted for accuracy on a monthly basis.  Consistent monitoring will ensure that we always have proper levels of inventory and allow for shrinkage due to factors outside our control (i.e. breakage or internal theft).  To discourage theft, the number of employees allowed to handle inventory will be restricted.

OptiLeaf will utilize the FIFO method of both accounting for and managing the physical handling of inventory, which assumes that the first product that makes its way into inventory will be the first product sold.

OptiLeaf will use a specific identification method which will allow the actual cost of the purchased inventory item to be identified by either purchase date or a designated number.

Suppliers

OptiLeaf will rely on overseas manufacturers to supply various components of its product line.  The most important benefit of using this type of supplier is that we are able to remain cost competitive in our local market.  We believe that this will give us a competitive advantage that can be used to increase the sales and profits of our business.

We plan on buying most of our inventory directly from the manufacturer. Because we generally will be placing large orders, dealing directly with the manufacturer will yield the lowest cost per unit. The down side of working with these large manufacturers is that we are not able to order in smaller quantities, resulting in having a considerable sum of money tied up in each order. When a smaller quantity of product is necessary, we will use a smaller business-to-business manufacturer.

These manufacturers will require 30 days advance notice for each order. Shipments from China typically take 7-10 days for delivery by air or 20-30 days by ocean freighter.

Customer Service and Support

Timely order fulfillment is crucial to customer satisfaction. OptiLeaf will hire additional assistants as needed to monitor and manage the delivery, billing, warranty service and repair of its products. This helps to ensure customer satisfaction and repeat sales.

To improve operating efficiency, we plan to use Amazon.com as our order fulfillment company. Their facilities are "state-of-the-art" and their customer satisfaction record is unsurpassed. By outsourcing this function, we can keep internal staffing needs at a minimum and avoid having to expand our telephone network and computer systems. We will also save on shipping costs due to the high volume discounts Amazon.com earns by serving multiple businesses from one location.

Our customers emphasize that good service and after-sales support are among their major concerns. A hot-line service will be available to all registered customers enrolled in OptiLeaf's maintenance / support program.

Customer satisfaction will be a high priority for OptiLeaf. Our main goal is to ensure that our products are made using the highest quality components so that there are few, if any, returns due to product defects. Still, we recognize the fact that however good our product is, there will be times when it simply does not meet the needs of some customers. To ensure a positive experience and image in the minds of these and all customers, we will offer a money-back guarantee. Our objective is to make our customer service so satisfying that even if a customer decides to return a particular product, we will retain that person as a loyal customer, who won't hesitate to refer friends and associates, and perhaps make other purchases from OptiLeaf in the future.

We will use the following policies:

"If, for some reason you are not 100% satisfied with our hardware, you may return it for a full refund within 30 days of receipt. Please call our customer service to obtain a Return Merchandise Authorization number [RMA#]. Refunds are made only on the price of the product, plus any applicable taxes collected at the time of purchase. Shipping costs are not refundable."

"If the product is found to be defective, OptiLeaf will pay the shipping charges needed to return the defective item to us, as well as those needed to ship the replacement item to the consumer."

"Try our software for free for 90 days. The setup fee is non-refundable."

"Refunds for returns will be issued within 30 days of receipt of returned merchandise in salable condition, accompanied by the assigned RMA#. Refunds for payments made by cash and/or check are made by check. Credit card refunds are credited directly to the credit card used to make the purchase.”

We intend to follow industry standards by implementing a returns and adjustments policy that encourages the customer to try our products. By reducing the risk to the customer in the event that our product doesn't meet their needs and by offering a generous and timely refund policy, we hope to ensure total customer satisfaction.

Subcontractors

In order to control our expenses, OptiLeaf plans on subcontracting a portion of our advertising and marketing to third parties. This will potentially allow us to bring in professionals with expertise that we have not yet acquired.

Government Regulation

OptiLeaf does not directly distribute, sell, grow, harvest cannabis or any substances that violate United States law or the Controlled Substances Act, nor does it intend to do so in the future. We are a technology provider to the cannabis industry. As such, we are operating within an industry that is very complex in terms of legal requirements and compliance. Cannabis is an illegal drug under Federal Law, and is illegal in many states as well. Certain states have made cannabis legal for medicinal use only, but in very few circumstances is it legal to possess or sell cannabis. Although we plan on being a technology provider only, and do not plan of growing, selling or possessing any cannabis, we nevertheless must comply with, and our business must comply with, a myriad of state and local laws and regulations regarding our operations, and our operations, as well as our profitability, can be significantly affected by all of these laws and how they affect the businesses or our customers.

In addition, we are subject to a number of laws and regulations that affect companies generally and specifically those conducting business on the internet, many of which are still evolving and could be interpreted in ways that could harm our business.  Existing and future laws and regulations may impede our growth. These regulations and laws may cover online marketing, e-mail marketing, telemarketing, taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, web services, the provision of online payment services, unencumbered internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the internet, e-commerce, digital content and web services. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.    Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B.    Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.    Properties

The Company leases its offices pursuant to an agreement that terminates in August 2016. The agreement requires the Company to make minimum lease payments $1,144 plus its pro rata share of operating expenses.

At December 31, 2015, future minimum lease payments were as follows:

2016	$9,152

Item 3.    Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been approved for trading on the Over-the-Counter (OTC) Markets under the symbol OPLF since March 15, 2016. The OTC Markets is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities.

Price range of common stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTC Markets quotation service.   The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

N/A – Our stock has not been actively quoted with a bid/ask as of this filing.

Holders

As of March 28, 2016, we had 28 shareholders of our common stock.

Transfer Agent and Registrar

ClearTrust, LLC is currently the transfer agent and registrar for our common stock. Its address is 16540 Pointe Village Dr., Suite 206, Lutz, FL 33558. Its phone number is (813) 235-4490.

Authorized Capital Stock

Our authorized stock consists of 100,000,000 shares of common stock, with no par value. There are currently 20,210,419 shares of common stock issued and outstanding, as of December 31, 2015.

Common Stock

Each share of our common stock entitles its holder to one vote in the election of each director and on all other matters voted on generally by our stockholders, other than any matter that (1) solely relates to the terms of any outstanding series of common stock or the number of shares of that series and (2) does not affect the number of authorized shares of common stock or the powers, privileges and rights pertaining to the common stock. No share of our common stock affords any cumulative voting rights. This means that the holders of a majority of the voting power of the shares voting for the election of directors can elect all directors to be elected if they choose to do so.

Holders of our common stock will be entitled to dividends in such amounts and at such times as our Board of Directors in its discretion may declare out of funds legally available for the payment of dividends. We currently intend to retain our entire available discretionary cash flow to finance the growth, development and expansion of our business and do not anticipate paying any cash dividends on the common stock in the foreseeable future. Any future dividends will be paid at the discretion of our Board of Directors after taking into account various factors, including:

●	general business conditions;

●	industry practice;

●	our financial condition and performance;

●	our future prospects;

●	our cash needs and capital investment plans;

●	our obligations to holders of any common stock we may issue;

●	income tax consequences; and

●	the restrictions Florida and other applicable laws and our credit arrangements then impose.

If we liquidate or dissolve our business, the holders of our common stock will share ratably in all our assets that are available for distribution to our stockholders after our creditors are paid in full and the holders of all series of our outstanding common stock, if any, receive their liquidation preferences in full.

Our common stock has no preemptive rights and is not convertible or redeemable or entitled to the benefits of any sinking or repurchase fund.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our shareholders to do so.

Item 6.    Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from our audited financial statements for the period from inception, August 11, 2014 through December 31, 2015.  The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the related notes contained elsewhere in this prospectus. The financial statements contained elsewhere in this prospectus fully represent our financial condition and operations; however, they are not indicative of our future performance.

Overview

A key problem in the fledgling cannabis industry is a lack of full service, seed-to-sale growth management systems. While there are existing software products on the market, none are completely integrated with software and hardware for the seamless tracking and management of growth, task automation, and sale. A complete solution has thus far been unavailable. We believe OptiLeaf’s comprehensive technological solution, when and if fully developed, will greatly reduce labor expenses while maximizing yield.

OptiLeaf will endeavor to offer a complete technological solution for the cannabis industry, incorporating both hardware and software. Our software, when and if fully developed, will be a seed-to-sale growth management system designed to offer a complete grow automation system that will enhance every aspect of cannabis business. Once developed, our wireless sensor network will include an array of products that control, monitor, and automate every aspect of grow house operation. Once developed, our principal product, OptiLeaf GrowPro Elite, should provide a complete, robust, state-of-the-art hardware and software solution for the large cultivation operation with multiple locations. We have not completed development of any products as of this Offering, and there can be no assurance that our products will ever become fully developed, or will gain market acceptance when and if fully developed.

In the period from inception (August 11, 2014) through December 31, 2015 we had zero revenue and our net loss was $208,573. As of December 31, 2015 we had total current assets of $513,424 and total current liabilities of $10,997.

Recent Developments

Plan of Operation

We are a development stage company. Our activities have been primarily limited to business formation, strategic development, marketing, website and product development, negotiations with third party sales and channel partners, and capital raising activities. Our plans include attempting to have distributors and channel partners market our wireless network sensor products within their product line, in their promotional materials, and on their websites. To date, we have no agreements with any distributors or channel partners to market our products, and we cannot be assured that we will be able to reach any such agreements in the future.

We believe that our products will be able to control, monitor, and automate all aspects of the grow house operation. We believe that, once fully developed and launched, OptiLeaf will be the first and only system to completely integrate all aspects of growth automation and management into one system. However, there can be no assurance that our products will ever become fully developed, or will gain market acceptance when and if fully developed.

Much of the development time and effort at OptiLeaf during the next 12 months will be spent on research and development for the new wireless sensor network product line and in optimizing our OptiLeaf GrowPro seed-to-sale growth management software. During the next 12 months, OptiLeaf intends to spend approximately $250,000 on R&D.

OptiLeaf is regularly examining roles that new products will play in the growth of the Company.

Accordingly, we have had no sales and no other operations to date. During the next eighteen months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan on inviting the most influential reporters and editors from various trade publications to visit OptiLeaf. During the visit, each of the editors will receive a complete facility tour, briefings about the product, and an opportunity to interview the CEO, CTO, product designer and marketing manager. If logistics or timing is a problem, individual appointments can be arranged, or meetings will be scheduled during major trade shows.

●	To promote our products during the important launch stage, we have concluded that we will need specific expertise and contacts that are not available inside our company. We will attempt to engage outsourced professionals in the areas of marketing and public relations as a result.

●	OptiLeaf will attempt to implement a direct sales force to interact with our customers on a one-to-one basis. The sales force will be responsible for implementing our marketing plans. Each sales person will be trained to communicate the OptiLeaf message effectively. Our plan is that our sales force will be continuously updated and educated on the Company's objectives, any new products in the pipeline, product enhancements, as well as any potential changes to state or federal legislation that could have an impact on cannabis cultivation, usage and distribution. Our decision to potentially use a direct sales force was taken because OptiLeaf products require considerable customer education and post-sales support.

●	We hope to expand our product offerings from time to time to meet market demand

Over the next twelve months, we anticipate expenses of up to $190,000 including general, administrative and corporate expenses.  The extent of such expenses will depend upon the successful implementation of our financing strategy and the acceleration of our business plan accordingly.

We raised approximately $711,000 in gross proceeds in the private placement closed in 2014. In addition, our founders each purchased the following. Thomas Tran, 3,869,271 shares for the amount of $30,000, Nick Nguyen, 3,869,271 shares for the amount of $30,000, Michael Janzen, 3,869,271 shares for the amount of $30,000 and Wilbur Gregory, 3,869,271 shares for the amount of $30,000, resulting in $120,000.00 of capital to our company.

We expect to finance our operations primarily through our existing cash, our operations and any future financing.  If we do not obtain additional funding, we will continue to operate on a reduced budget until such time as more capital is raised. We believe that we could operate with our current cash on hand while satisfying any shortfall in cash flow with income that will be generated after the launch of our sales and marketing programs.  However, to effectively implement our business plan, we will need to obtain additional financing in the future.

If we obtain financing, we would expect to accelerate our business plan and increase our advertising and marketing budget, hire additional staff members, and increase our office space and operations all of which we believe would result in the generation of revenue and profit for our company.

Results of Operations

We have conducted minimal operations during the period from inception (August 11, 2014) to December, 31, 2015. We have not generated revenues during this period.  We had net losses of $208,573 for the period from inception (August 11, 2014) to December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $504,971.  Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our Founders. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions as we commence operations,

●	Research and Development,

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the calendar year 2015;

	2015	2014
Cash flows used by operating activities	$(154,966)	$40,548
Cash flows used by investing activities	0	10,515
Cash flows from financing activities	6,000	705,000
Net increase in cash and cash equivalents	$(148,966)	$653,937

We plan to fund our activities during and beyond 2015 through our existing cash on hand and through revenue generated through the sale of our product, and through additional debt or equity financing if available. We cannot be certain that such funding will be available on acceptable terms, or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

Going Concern

Our financial statements have been prepared on a going concern basis. As of December 31, 2015, we have not generated any revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there is no assurance we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2015, the Company had cash equivalents of approximately $505,000.

Recently Issued Accounting Pronouncements

We do not expect that other recently issued accounting pronouncements will have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

OPTILEAF, INC.

FINANCIAL STATEMENTS

AS OF

Financial Statements Table of Contents

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors OptiLeaf Incorporated

I have audited the accompanying balance sheet of OptiLeaf Incorporated, as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity and cash flows for the period August 11, 2014 (date of inception) through December 31, 2014 and for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OptiLeaf Incorporated, as of December 31, 2015 and 2014 and results of its operations and its cash flows for the year ended December 31, 2015 and the period from August 11, 2014 through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Patrick D. Heyn. CPA, P. A.

Atlantis, Florida

March 30, 2016

OptiLeaf Incorporated

Balance Sheets

December 31, 2015 and 2014

ASSETS

	2015	2014
Current Assets:
Cash and equivalents	$504,971	$653,937
Prepaid expenses	1,144	-
Total current assets	506,115	653,937

Computer equipment, net	6,165	10,471

Other Assets
Security deposit	1,144	1,144
Total other assets	1,144	1,144

Total assets	$513,424	$665,552

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$10,997	$731
Total current liabilities	10,997	731

Commitments and Contingencies

Stockholders' Equity:
Common stock, no par value; 100,000,000 shares authorized, 20,210,419 shares issued and outstanding	711,000	711,000
Subscriptions receivable	-	(6,000)
Accumulated Deficit	(208,573)	(40,179)
	502,427	664,821

Total liabilities and stockholders' equity	$513,424	$665,552

See accompanying notes to financial statements.

OptiLeaf Incorporated

Statements of Operations

For the Year Ended December 31, 2015 and for the period

August 11, 2014 (inception) to December 31, 2014

	2015	2014
Product sales, net	$-	$-
Cost of goods sold	-	-
Gross income	-	-

Expenses:
Professional fees	27,667	30,393
Payroll	99,769	-
Rent	13,728	5,596
Supplies	2,808	2,175
Travel	1,530	69
Research and Development	11,417	-
Other	11,965	2,015
	168,884	40,248

Net loss before other income and expenses and provision for income taxes	(168,884)	(40,248)

Other income and (expenses)
Interest income	490	69
Net loss before provision for income taxes	(168,394)	(40,179)

Provision for income taxes	-	-

Net loss	$(168,394)	$(40,179)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average number of shares outstanding	20,210,419	15,294,991

See accompanying notes to financial statements.

OptiLeaf Incorporated

Statements of Stockholders' Equity

December 31, 2015 and December 31, 2014

and for the period from August 11, 2014 (inception) to December 31, 2015

				Accumulated
				Deficit
				During	Total
	Common Stock		Subscriptions	Development	Stockholders'
	Shares	Amount	Receivable	Stage	Equity
Balance at - August 11, 2014 (inception)	-	$-	$-	$-	$-

Issuance of common shares for cash at $0.15 per share	500,001	75,000	-	-	75,00
Issuance of common shares for cash at $0.00775 per share	15,447,084	120,000	-	-	120,000
Issuance of common shares for cash at $0.15 per share	840,000	126,000	-	-	126,000
Issuance of common shares for cash at $0.15 per share	1,566,667	235,000	-	-	235,000
Issuance of common shares for cash at $0.15 per share	786,667	118,000	-	-	118,000
Issuance of common shares for cash at $0.005 per share	1,000,000	5,000	-	-	5,000
Issuance of common shares for cash at $0.005 per share	40,000	32,000	-	-	32,000
Subscriptions receivable	-	-	(6,000)	-	(6,000)
Net loss	-	-	-	(401,179)	(401,179)
Balance - December 31, 2014	20,210,419	$711,000	$(6,000)	$(40,179)	$664,821

Subscriptions receivable	-	-	6,000	-	6,000
Net loss	-	-	-	(168,394)	(168,394)
Balance - December 31, 2015	20,210,419	$711,000	$-	$(208,573)	$502,427

See accompanying notes to financial statements.

OptiLeaf Incorporated

Statement of Cash Flows

For the Year Ended December 31, 2015 and for the period from

August 11, 2014 (inception) to December 31, 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(168,394)	$(40,179)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	4,306	44
Increase (decrease) in:
Prepaid expenses	(1,144)	-
Security deposit	-	(1,144)
Accounts payable and accrued expenses	10,266	731
Net cash used by operating activities	(154,966)	(40,548)

Cash flows from investing activities:
Purchase of equipment	-	(10,515)
Net cash used by investing activities	-	(10,515)

Cash flows from financing activities:
Common stock	-	705,000
Settlement of stock subscription receivable	6,000	-
Net cash provided by financing activities	6,000	705,000

Net (decrease) increase in cash	(148,966)	653,937
Cash at beginning of period	653,937	-
Cash at end of period	$504,971	$653,937

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements.

OptiLeaf Incorporated

Notes to the Financial Statements

December 31, 2015

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

OptiLeaf Incorporated ("OptiLeaf" or the "Company") was incorporated in Florida in August 2014. The Company has been in the development stage since inception and has not generated any sales to date. The Company plans to develop, market and sell integrated software and hardware to the agriculture industry for the seamless tracking and management of growth, task automation and sale of their clients' products.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds. At December 31, 2015, the Company had cash equivalents of approximately $504,971.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives (3 years) of the related assets using the straight line depreciation method.

Maintenance and repairs are charged to operations when incurred. Betterments and improvements are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are reduced, and any gain or loss is included in operations.

Revenue Recognition

In general, the Company will record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue will be recognized at the time the product is delivered or services are performed. Provision for sales returns will be estimated based on the Company's historical return experience. Revenue will be presented net of returns.

Research and Development

The cost of research and development are charged to expense when incurred.

OptiLeaf Incorporated

Notes to the Financial Statements

December 31, 2015

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2015 and 2014.

Income Taxes

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

The Federal and state income tax returns of the Company for 2015 and 2014 are subject to examination by the internal Revenue Service and state taxing authorities for three (3) years from the date filed.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurement and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2015 and 2014. The Company's financial instruments consist of accounts payable and accrued expenses. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

OptiLeaf Incorporated

Notes to the Financial Statements

December 31, 2015

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 2. COMPUTER EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at December 31, 2015 and 2014:

	2015	2014
Computer equipment	$10,514	10,515
Less: accumulated depreciation	(4,349)	(44)
	$6,165	10,476

Depreciation expense was $4,306 and $44 for the years ended December 31, 2015 and 2014.

Note 3. STOCKHOLDERS' EQUITY

The Company has authorized 100,000,000 shares of no par value common stock. At December 31, 2015, the number of shares of common stock issued and outstanding was 20,210,419.

In August 2014, the Company issued 500,001 shares of common stock at $0.15 per share.

In September 2014, the Company issued 15,477,084 shares of common stock at $0.00775 per share.

In September 2014, the Company issued 840,000 shares of common stock at $0.15 per share.

In October 2014, the Company issued 1,566,667 shares of common stock at $0.15 per share.

In November 2014, the Company issued 786,667 shares of common stock at $0.15 per share.

In December 2014, the Company issued 1,000,000 shares of common stock at $0.005 per share.

In December 2014, the Company issued 40,000 shares of common stock at $0.80 per share.

Note 4. COMMITMENTS AND CONTINGENCIES

The Company leases its offices pursuant to an agreement that terminates in August 2016. The agreement requires the Company to make monthly minimum lease payments $1,144 plus its pro rata share of operating expenses. Rent expense for 2015 and 2014 was $13,728 and $5,596, respectively.

At December 31, 2015, future minimum lease payments were $9,152.

Note 5. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	2015	2014
Income tax provision at the federal statutory rate	15%	15%
Effect of operating losses	(15)%	(15)%
	0%	0%

OptiLeaf Incorporated

Notes to the Financial Statements

December 31, 2015

Note 5. INCOME TAXES (continued)

As of Decemer 31, 2015, the Company has a net operating loss carryforward of approximately $211,450 for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2034. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2015. The principal difference between the operating loss for income tax purposes and reporting purposes is disallowed meals and entertainment and a temporary difference in depreciation expense.

Note 6. Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from August 11, 2014 (inception) to December 31, 2015, the Company incurred a net loss of approximately $208,573. In addition, the Company has no revenue generating operations.

The Company currently believes it has sufficient cash to sustain itself for the next 12 months, and management believes that the funds currently on hand will be sufficient for management to execute its plan of operations and to continue as a going concern.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our auditor regarding accounting and financial disclosure.

Our financial statements as of December 31, 2015 and the related statements of operations, stockholders' deficit and cash flows for the period then ended, and for the period from inception (August 11, 2014) to December 31 included in this report have been audited by Patrick Heyn, CPA, P.A. as set forth in this Report.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Financial Officer, Secretary, Treasurer and Director, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reasons discussed below.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of December 31, 2015, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2015, the Company determined that the following items constituted a material weakness:

●	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function;

●	The Company’s accounting department, which consists of a limited number of personnel, does not provide adequate segregation of duties and timely information; and

●	The Company does not have effective controls over period end financial disclosure and reporting processes.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. Management plans to take action and implementing improvements to our controls and procedures when our financial position permits.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the permanent exemption of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (i.e. the fourth quarter of the fiscal year ended December 31, 2015) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our executive officers and directors. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our shareholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Position
Thomas Tran	48	Chief Executive Officer, Chief Technical Officer, President, Treasurer and Secretary
Michael Janzen	34	Chief Strategic Officer
Nick Nguyen	37	Chief Operating Officer, Chief Financial Officer

Thomas Tran (CTO/CEO) Age 48. Mr. Tran will handle all aspects of management for the business. Thomas will be responsible for providing strategic leadership for the company by working with the Board and management team to establish long-range goals, strategies, plans, and policies. He will also be responsible for establishing the OptiLeaf’s technical vision and leading all aspects of technology development, according to the Company's strategic direction and growth objective. During the last 5 years, Thomas was the CEO of Eman Technologies, Inc. Eman Technology is a Free-to-Air (FTA) satellite equipment distributor, developer, and importer. It distributes satellite reception equipment to broadcasters and equipment resellers as well as providing direct to home "DTH" sales and call center support services. Thomas resigned as CEO of Eman on 12-31-2014 to concentrate on OptiLeaf. Mr. Tran currently holds no official position with Eman, other than assisting in the wind up of the business of Eman, which is being discountinued.

Thomas received his BS degree in computer science from Wichita State University, as well as an MBA degree from Webster University.

Michael Janzen (CSO) Mr. Janzen will be responsible for the sales and marketing activities within OptiLeaf. As a member of the Executive team he will play an active part in setting the strategic direction of the company and develop and execute plans for such. During the past 5 years, Michael was a State Director for an insurance company in Colorado. Michael graduated with a BA degree in Finance from Fort Hays State University in Kansas.

Nick Nguyen (COO/CFO) Age 37 Mr. Nguyen will take OptiLeaf’s mission and communicate it daily within the organization to ensure that all team members clearly understand the plan and the business. During the past 5 years, Nick was a Founder and as CEO ran CN Cash for Gold in Kansas City and Wichita Kansas. Nick earned a BS degree in Aerospace Engineering from Wichita State University in Kansas.

Family Relationships

There are no family relationships among any of the directors and executive officers, with the exception of Nick Nguyen and Thomas Tran, who are brothers in law.

Involvement in Certain Legal Proceedings

Our directors and officers have not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor have been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” our directors and officers have not been involved in any transactions with us or any of our affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Business Conduct and Ethics

To date, we have not adopted a code of business conduct and ethics for our management and employees. We intend to adopt one in the near future.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Item 11.     Executive Compensation

Summary Compensation Table — Inception (August 11, 2014) through December 31, 2015.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year Ended 12/31	Salary ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Tran, CEO/CTO, President, Secretary and Treasurer	2015	$		-
Michael Janzen, CSO	2015	$
Nick Nguyen, COO/CFO	2015	$		-

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards are outstanding as of December 31, 2014.

Compensation of Directors

Our directors are reimbursed for expenses incurred by them in connection with attending board of directors’ meetings. They do not receive any other compensation for serving on the board of directors, but may participate in our incentive compensation program, once such a program is established.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our board of directors.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan. We may adopt one or more such programs in the future.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with any of our directors or executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings, no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors, executive officers, promoters or control persons during the past ten years.

Employment Agreements

We have not entered into employment agreements with any of our employees, officers and directors.

Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the board of directors.

Our directors are reimbursed for expenses incurred by them in connection with attending board meetings, but they do not receive any other compensation for serving on the board of directors or another entity.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 31, 2015, (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of this prospectus.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the Closing Date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 100 S. Main St., Ste. 102, Wichita, KS, 67202.

	Amount and Nature of Beneficial	Percentage
Name and Address of Beneficial Owner	Ownership	of Class (1)
Executive Officers and Directors
Thomas Tran	3,869,271	19.145%
Michael Janzen	3,869,271	19.145%
Nick Nguyen	3,869,271	19.145%
Wilbur N. Gregory	3,869,271	19.145%

(1)	Based on 20,210,419 shares of common stock issued and outstanding as of December 31, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Other than stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;

(B)	Any proposed nominee for election as our director;

(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our shares; or

(D)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

(E)	Prior to this Offering, we issued the following shares of stock to our officers and Directors for the amounts set forth below:

Thomas Tran	3,869,271	$30,000
Michael Janzen	3,869,271	$30,000
Nick Nguyen	3,869,271	$30,000

DISCLOSURE REGARDING CERTAIN INTERESTS OF PROFESSIONALS

Under Item 509 of Regulation S-K, we hereby disclose that our attorneys, Byrd & Byrd, PL, through an entity named Fairway Holdings, LLC, purchased 1 million shares on December 19, 2014 for the price of $5,000. Neither James Byrd, nor any other member of Byrd & Byrd, own or control, directly or indirectly, any other shares of stock in our company.

Item 14.     Principal Accounting Fees and Services

PART IV

Item 15.     Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Articles of Incorporation. **
3.2	By-Laws. **
23.1	Consent of Patrick D. Heyn, CPA, P.A. *
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

______________

*    Filed herewith

**  Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2016

Optileaf Inc

/s/ Nick Nguyen
Name: Nick Nguyen Position: Chief Operating Officer, Chief Financial Officer Duly Authorized and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas Tran	Chief Executive Officer, Chief Technology Officer, President	March 30, 2016
/s/ Nick Nguyen	Chief Financial Officer	March 30, 2016
/s/ Michael Janzen	Chief Strategy Officer	March 30, 2016