Form 10-Q
period 2016-03-31
OPTILEAF, INC.
filed 2016-05-16
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-182856

OptiLeaf, Inc.

(Exact name of registrant as specified in its charter)

Florida	47-1553134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 N Main St,

Wichita, KS, 67202

 (Address of principal executive offices)(Zip Code)

(855) 678-4532

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

OptiLeaf Incorporated

Balance Sheets

March 31, 2016 and December 31, 2015

(unaudited)

	March 31, 2016	December 31, 2015

ASSETS

Current Assets:
Cash and equivalents	$442,896	$504,971
Prepaid Expenses	-	1,144
Total current assets	442,896	506,115

Computer equipment, net	5,289	6,165

Other Assets
Security deposit	1,144	1,144
Total other assets	1,144	1,144

	$449,329	$513,424

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$14,808	$10,997
Total current liabilities	14,808	10,997

Commitments

Stockholders' Equity:
Common stock, no par value; 100,000,000 shares authorized, 20,210,419 shares issued and outstanding	711,000	711,000
Accumulated deficit	(276,479)	(208,573)
	434,521	502,427

	$449,329	$513,424

See accompanying notes to financial statements

OptiLeaf Incorporated

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

Consulting fee revenue	$-	$-
Cost of goods sold	-	-
Gross income	-	-

Expenses:
Professional fees	9,600	8,370
Payroll	41,248	8,691
Rent	3,432	3,432
Supplies	202	876
Travel	202	251
Research and Development	9,317	1,608
Other	3,973	5,245
	67,974	28,474

Net loss before other income and provision for income taxes	(67,974)	(28,474)

Other income
Interest income	68	140
Net loss before provision for income taxes	(67,906)	(28,334)

Provision for income taxes	-	-

Net loss	$(67,906)	$(28,334)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	20,210,419	20,210,419

See accompanying notes to financial statements

OptiLeaf Incorporated

Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(67,906)	$(28,334)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	876	128
Increase (decrease) in:
Security deposits	1,144	-
Accounts payable and accrued expenses	3,811	6,717
Net cash used in operating activities	(62,075)	(21,489)

Cash flows from investing activities:
Purchase of Equipment	-	(2,266)
Net cash used by investing activities	-	(2,266)

Cash flows from financing activities:
Collection of stock subscription receivable	-	6,000
Net cash provided by financing activities	-	6,000

Net decrease in cash	(62,075)	(17,755)
Cash at beginning of period	504,971	653,937
Cash at end of period	$442,896	$636,182

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year. The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds. At March 31, 2016 and December 31, 2015, the Company had cash equivalents of approximately $442,896 and $504,971, respectively.

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

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at March 31, 2016 and 2015.

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

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurement and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2015. The Company's financial instruments consist of accounts payable and accrued expenses. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Pronouncements

In April 2015, the FASB issued ASU 2015-03 – "Simplifying the Presentation of Debt Issuance Costs" which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset, consistent with debt discounts. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update is effective for fiscal years beginning after December 15, 2015, and required retrospective application. Early adoption permitted for financial statements that have not been previously issued. We do not expect this adoption to have a material impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 2. COMPUTER EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at March 31, 2016:

Computer equipment	$10,514
Less: accumulated depreciation	(5,225)
$5,289

Depreciation expense was $876 and $128 for the quarters ended March 31, 2016 and 2015, respectively.

Note 3. STOCKHOLDERS' EQUITY

The Company has authorized 100,000,000 shares of no par value common stock. At March 31, 2016, the number of shares of common stock issued and outstanding was 20,210,419.

Note 4. COMMITMENTS AND CONTINGENCIES

The Company leases its offices pursuant to an agreement that terminates in August 2016. The agreement requires the Company to make monthly minimum lease payments of $1,144 plus it’s pro rata share of operating expenses. Rent expense for the quarter ended March 31, 2016 was $3,432.

At March 31, 2016, future minimum lease payments were $6,864.

Note 5. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	15%
Effect of operating losses	(15)%
0%

At March 31, 2016, the Company has a net operating loss carry forward of approximately $276,479 for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carry forward will begin to expire in 2034. The deferred tax asset relating to the operating loss carry forward has been fully reserved at March 31, 2016 and December 31, 2015. The principal difference between the operating loss for income tax purposes and reporting purposes is disallowed meals and entertainment and a temporary difference in depreciation expense.

Note 6. GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from August 11, 2014 (inception) to March 31, 2016, the Company incurred a net loss of approximately $276,479. In addition, the Company has no revenue generating operations.

The Company currently believes it has sufficient cash to sustain itself for the next 12 months, and management believes that the funds currently on hand will be sufficient for management to execute its plan of operations and to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from our audited financial statements for the period from inception, August 11, 2014 through March 31, 2016.  The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the related notes contained elsewhere in this prospectus. The financial statements contained elsewhere in this prospectus fully represent our financial condition and operations; however, they are not indicative of our future performance.

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

In the period from inception (August 11, 2014) through March 31, 2016 we had zero revenue and our net loss was $276,479. As of March 31, 2016 we had total current assets of $442,896 and total current liabilities of $14,808.

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

Results of Operations

We have conducted minimal operations during the period from inception (August 11, 2014) to December, 31, 2015. We have not generated revenues during this period.  We had net losses of $276,479 for the period from inception (August 11, 2014) to March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $442,896.  Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our Founders. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions as we commence operations,

●	Research and Development,

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2016 and the calendar year December 31, 2015:

	2016	2015
Cash flows used by operating activities	$(62,075)	$(154,966)
Cash flows used by investing activities	0	0
Cash flows from financing activities	0	6,000
Net increase in cash and cash equivalents	$(62,075)	$(148,966)

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

Off-Balance Sheet Arrangements

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2016, the Company had cash equivalents of approximately $442,896.

Recently Issued Accounting Pronouncements

We do not expect that other recently issued accounting pronouncements will have a material impact on our financial statements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of March 31, 2016, we have not generated any revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there is no assurance we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 4.    Controls and Procedures

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of March 31, 2016, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of March 31, 2016, the Company determined that the following items constituted a material weakness:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (i.e. the fourth quarter of the fiscal year ended March 31, 2016) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.     Legal Proceedings

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Articles of Incorporation. **
3.2	By-Laws. **
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*    Filed herewith

**  Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2016

Optileaf Inc

By:	/s/ Thomas Tran
Name: Thomas Tran
Position: Chief Executive Officer,
Chief Technology Officer
President

By:	/s/ Nick Nguyen
Name: Nick Nguyen Position: Chief Operating Officer, Chief Financial Officer Duly Authorized and Principal Financial Officer