Form 10-Q
period 2016-06-30
OPTILEAF, INC.
filed 2016-08-15
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

PART I: FINANCIAL INFORMATION

Item 1.     Financial Statements

OptiLeaf Incorporated

Condensed Balance Sheets

June 30, 2016 and December 31, 2015

(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and equivalents	$355,028	$504,971
Prepaid Expenses	-	1,144
Total current assets	355,028	506,115

Computer equipment, net	4,413	6,165

Other Assets
Security deposit	1,144	1,144
Total other assets	1,144	1,144

	$360,585	$513,424

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$16,912	$10,997
Total current liabilities	16,912	10,997

Commitments

Stockholders' Equity:
Common stock, no par value; 100,000,000 shares authorized, 20,210,419 shares issued and outstanding	711,000	711,000
Accumulated deficit	(367,327)	(208,573)
	343,673	502,427

	$360,585	$513,424

See accompanying notes to condensed financial statements.

OptiLeaf Incorporated

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross income	-	-	-	-

Expenses:
Professional fees	23,479	273	33,079	8,643
Payroll	46,945	22,263	88,193	34,281
Rent	4,162	3,432	7,594	6,864
Supplies	205	271	407	1,599
Travel	916	-	1,117	267
Research and Development	10,106	140	19,423	1,748
Other	5,092	2,098	9,067	8,895
	90,903	28,477	158,879	62,297

Net loss before other income and provision for income taxes	(90,903)	(28,477)	(158,879)	(62,297)

Other income
Interest income	56	143	125	284
Net loss before provision for income taxes	(90,847)	(28,334)	(158,754)	(62,013)

Provision for income taxes	-	-	-	-

Net loss	$(90,847)	$(28,334)	$(158,754)	$(62,013)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	20,210,419	20,210,419	20,210,419	20,210,419

See accompanying notes to condensed financial statements.

OptiLeaf Incorporated

Condensed Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(158,754)	$(62,013)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	1,752	328
Increase in:
Security deposits	1,144	-
Accounts payable and accrued expenses	5,915	6,732
Net cash used in operating activities	(149,943)	(54,953)

Cash flows from investing activities:
Purchase of Equipment	-	(2,266)
Net cash used in investing activities	-	(2,266)

Cash flows from financing activities:
Settlement of stock subscription receivable	-	6,000
Net cash provided by financing activities	-	6,000

Net decrease in cash	(149,943)	(51,219)
Cash at beginning of period	504,971	653,937
Cash at end of period	$355,028	$602,718

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to condensed financial statements.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015.

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

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at June 30, 2016 and December 31, 2015.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurement and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2016 and December 31, 2015. The Company's financial instruments consist of accounts payable and accrued expenses. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

Note 2. COMPUTER EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at June 30, 2016:

Computer equipment	$10,514
Less: accumulated depreciation	(6,101)
$4,413

Depreciation expense was $1,752 and $328 for the 6 months ended June 30, 2016 and 2015, respectively.

Note 3. STOCKHOLDERS' EQUITY

The Company has authorized 100,000,000 shares of no par value common stock. At June 30, 2016, the number of shares of common stock issued and outstanding was 20,210,419.

Note 4. COMMITMENTS AND CONTINGENCIES

The Company leases its offices pursuant to an agreement that terminates in August 2016. The agreement requires the Company to make monthly minimum lease payments $1,144 plus its pro rata share of operating expenses. Rent expense for the 6 months ended June 30, 2016 was $7,594.

At June 30, 2016, future minimum lease payments were $2,288.

Note 5. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	15%
Effect of operating losses	(15)%
0%

At June 30, 2016, the Company has a net operating loss carryforward of approximately $367,327 for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2034. The deferred tax asset relating to the operating loss carryforward has been fully reserved at June 30, 2016 and December 31, 2015. The principal difference between the operating loss for income tax purposes and reporting purposes is disallowed meals and entertainment and a temporary difference in depreciation expense.

Note 6. GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from August 11, 2014 (inception) to June 30, 2016, the Company incurred a net loss of approximately $367,327. In addition, the Company has no revenue generating operations.

The Company currently believes it has sufficient cash to sustain itself for the next 12 months, and management believes that the funds currently on hand will be sufficient for management to execute its plan of operations and to continue as a going concern.

Note 7. CONCENTRATION CREDIT RISK

The Company maintains its cash balances in a local financial institution. Balances at June 30, 2016 were insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. On June 30, 2016 the Company's uninsured cash balances were approximately $105,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from our audited financial statements for the period from inception, August 11, 2014 through June 30, 2016.  The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the related notes contained elsewhere in this prospectus. The financial statements contained elsewhere in this prospectus fully represent our financial condition and operations; however, they are not indicative of our future performance.

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

In the period from inception (August 11, 2014) through June 30, 2016 we had zero revenue and our net loss was $367,327. As of June 30, 2016 we had total current assets of $355,028 and total current liabilities of $16,912.

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

Accordingly, we have had no sales and no other operations to date. During the next eighteen months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

●	We plan on inviting the most influential reporters and editors from various trade publications to visit OptiLeaf. During the visit, each of the editors will receive a complete facility tour, briefings about the product, and an opportunity to interview the CEO, CTO, product designer and marketing manager. If logistics or timing is a problem, individual appointments can be arranged, or meetings will be scheduled during major trade shows.

●	To promote our products during the important launch stage, we have concluded that we will need specific expertise and contacts that are not available inside our company. We will attempt to engage outsourced professionals in the areas of marketing and public relations as a result.

●	OptiLeaf will attempt to implement a direct sales force to interact with our customers on a one-to-one basis. The sales force will be responsible for implementing our marketing plans. Each sales person will be trained to communicate the OptiLeaf message effectively. Our plan is that our sales force will be continuously updated and educated on the Company's objectives, any new products in the pipeline, product enhancements, as well as any potential changes to state or federal legislation that could have an impact on cannabis cultivation, usage and distribution. Our decision to potentially use a direct sales force was taken because OptiLeaf products require considerable customer education and post-sales support.

●	We hope to expand our product offerings from time to time to meet market demand.

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

Results of Operations

We have conducted minimal operations during the period from inception (August 11, 2014) to June 30, 2016. We have not generated revenues during this period.  We had net losses of $367,327 for the period from inception (August 11, 2014) to June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $355,028.  Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our Founders. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions as we commence operations,

●	Research and Development,

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2016 and 2015

	2016	2015
Cash flows used by operating activities	$(149,943)	$(54,953)
Cash flows used by investing activities	0	(2,266)
Cash flows from financing activities	0	6,000
Net decrease in cash and cash equivalents	$(149,943)	$(51,219)

We plan to fund our activities during and beyond 2016 through our existing cash on hand and through revenue generated through the sale of our product, and through additional debt or equity financing if available. We cannot be certain that such funding will be available on acceptable terms, or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2016, the Company had cash equivalents of approximately $355,028.

Recently Issued Accounting Pronouncements

We do not expect that other recently issued accounting pronouncements will have a material impact on our financial statements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of June 30, 2016, we have not generated any revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there is no assurance we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of June 30, 2016, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of June 30, 2016, the Company determined that the following items constituted a material weakness:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (i.e. the second quarter of the fiscal year ended December 31, 2016) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 15, 2016

Optileaf Inc

By:	/s/ Thomas Tran
Name: Thomas Tran
Position: Chief Executive Officer,
Chief Technology Officer
President

By:	/s/ Nick Nguyen
Name: Nick Nguyen Position: Chief Operating Officer, Chief Financial Officer Duly Authorized and Principal Financial Officer

