Form 10-Q
period 2016-09-30
OPTILEAF, INC.
filed 2016-11-14
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

PART I: FINANCIAL INFORMATION

Item 1.     Financial Statements

OptiLeaf Incorporated

Condensed Balance Sheets

September 30, 2016 and December 31, 2015

(unaudited)

	September 30, 2016	December 31, 2015
ASSETS

Current Assets:
Cash and equivalents	$251,484	$504,971
Prepaid expenses	-	1,144
Total current assets	251,484	506,115

Computer equipment, net	3,536	6,165

Other Assets
Security deposit	1,144	1,144
Total other assets	1,144	1,144

	$256,164	$513,424

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$15,001	$10,997
Total current liabilities	15,001	10,997

Commitments

Stockholders' Equity:
Common stock, no par value; 100,000,000 shares authorized, 20,210,419 shares issued	711,000	711,000
Treasury stock, at cost, 1,000,000 and 0 shares at September 30, 2016 and December 31, 2015, respectively	(40,000)	-
Accumulated deficit	(429,837)	(208,573)
	241,163	502,427

	$256,164	$513,424

See accompanying notes to condensed financial statements.

OptiLeaf Incorporated

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross income	-	-	-	-

Expenses:
Professional fees	8,634	2,207	41,712	10,850
Payroll	41,852	12,421	130,044	46,702
Rent	3,846	2,288	11,440	9,152
Supplies	809	299	1,216	1,453
Travel	764	483	1,881	749
Research and Development	614	2,817	20,037	4,557
Other	6,037	6,224	15,105	11,276
	62,556	26,739	221,435	84,739

Net loss before other income and provision for income taxes	(62,556)	(26,739)	(221,435)	(84,739)

Other income
Interest income	62	56	171	216
Net loss before provision for income taxes	(62,493)	(26,683)	(221,264)	(84,523)

Provision for income taxes	-	-	-	-

Net loss	$(62,493)	$(26,683)	$(221,264)	$(84,523)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	20,210,419	20,210,419	20,210,419	20,210,419

See accompanying notes to condensed financial statements.

OptiLeaf Incorporated

Condensed Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(221,264)	$(84,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,629	3,996
Increase (decrease) in:
Prepaid expenses	1,144	-
Accounts payable and accrued expenses	4,004	(713)
Net cash used in operating activities	(213,487)	(81,240)

Cash flows from investing activities:
Employee advance	-	(6,000)
Purchase of equipment	-	1,894
Net cash used in investing activities	-	(4,106)

Cash flows from financing activities:
Settlement of stock subscription receivable	-	6,000
Treasury stock purchase	(40,000)	-
Net cash (used in) provided by financing activities	(40,000)	6,000

Net decrease in cash	(253,487)	(79,346)
Cash at beginning of period	504,971	653,937
Cash at end of period	$251,484	$574,591

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to condensed financial statements.

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at September 30, 2016 and December 31, 2015.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurement and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2016 and December 31, 2015. The Company's financial instruments consist of accounts payable and accrued expenses. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 2. COMPUTER EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at September 30, 2016:

Computer equipment	$10,514
Less: accumulated depreciation	(6,978)
$3,536

Depreciation expense was $2,629 and $3,996 for the nine months ended September 30, 2016 and 2015, respectively.

Note 3. STOCKHOLDERS' EQUITY

Common stock

The Company has authorized 100,000,000 shares of no par value common stock. At September 30, 2016, the number of shares of common stock issued was 20,210,419.

Treasury stock

On September 20, 2016, the Board of Directors authorized the Company to repurchase one million shares of common stock for $40,000. These treasury stock shares may at anytime be canceled upon the Board of Directors approval. The Board has not made such election.

Note 4. COMMITMENTS AND CONTINGENCIES

The Company leases its offices in a month to month arrangement. The monthly minimum lease payments $1,144 plus its pro rata share of operating expenses.

Note 5. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal
statutory rate	15%
Effect of operating losses	(15)%
0%

At September 30, 2016, the Company has a net operating loss carryforward of approximately $429,840 for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2034. The deferred tax asset relating to the operating loss carryforward has been fully reserved at September 30, 2016 and December 31, 2015. The principal difference between the operating loss for income tax purposes and reporting purposes is disallowed meals and entertainment and a temporary difference in depreciation expense.

Note 6. GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from August 11, 2014 (inception) to September 30, 2016, the Company incurred a net loss of approximately $429,840. In addition, the Company has no revenue generating operations.

The Company currently believes it has sufficient cash to sustain itself for the next 12 months, and management believes that the funds currently on hand will be sufficient for management to execute its plan of operations and to continue as a going concern.

Note 7. CONCENTRATION CREDIT RISK

The Company maintains its cash balances in a local financial institution. Balances at September 30, 2016 were insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. On September 30, 2016 the Company's uninsured cash balances were approximately $2,100.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from our unaudited financial statements, herein, for the period from inception, August 11, 2014 through September 30, 2016.  The unaudited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the related notes contained elsewhere in this prospectus. The financial statements contained elsewhere in this prospectus fully represent our financial condition and operations; however, they are not indicative of our future performance.

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

In the period from inception (August 11, 2014) through September 30, 2016 we had zero revenue and our net loss was $429,837. As of Septermber 30, 2016 we had total current assets of $252,628 and total current liabilities of $15,001.

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

Results of Operations

We have conducted minimal operations during the period from inception (August 11, 2014) to September 30, 2016. We have not generated revenues during this period.  We had net losses of $428,837 for the period from inception (August 11, 2014) to September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $251,484.  Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our Founders. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions as we commence operations,

●	Research and Development,

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the six months ended September 30, 2016 and 2015

	2016	2015
Cash flows used by operating activities	$(213,487)	$(81,240)
Cash flows used by investing activities	0	(4,106)
Cash flows (used by) from financing activities	(40,000)	6,000
Net decrease in cash and cash equivalents	$(253,487)	$(79,346)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2016, the Company had cash equivalents of approximately $251,484.

Recently Issued Accounting Pronouncements

We do not expect that other recently issued accounting pronouncements will have a material impact on our financial statements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of September 30, 2016, we have not generated any revenues since inception.  We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there is no assurance we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of September 30, 2016, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of September 30, 2016, the Company determined that the following items constituted a material weakness:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (i.e. the third quarter of the fiscal year ended December 31, 2016) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2016

Optileaf Inc

By:	/s/ Thomas Tran
Name: Thomas Tran
Position: Chief Executive Officer,
Chief Technology Officer
President

By:	/s/ Nick Nguyen
Name: Nick Nguyen Position: Chief Operating Officer, Chief Financial Officer Duly Authorized and Principal Financial Officer

