Form 10-K
period 2016-12-31
OPTILEAF, INC.
filed 2017-04-14
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of December 31, 2016, the registrant had 20,210,419 shares of its common stock outstanding.

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

OptiLeaf’s target market includes dispensaries and grow operations.

OptiLeaf has completed the development of its Grow Pro and POS management software. Both products are being beta tested in the state of Colorado and we are currently looking for beta testers in the states of Washington and Oregon. Optileaf has completed integration with Metric in the State of Colorado and Oregon and with BioTrack in the state of Washington.

Optileaf plans on commencing the development of its wireless network censors in the latter half of 2017. We believe our integrated hardware will be capable of monitoring and adjusting light, soil moisture, CO2, temperature, ventilation, nutrients, and humidity as needed, in real time and around-the-clock.

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

While individual components of our system are available from our main competitors, OptiLeaf believes it will have the first and only system to completely integrate all aspects of growth automation and management into one system.

Marketing

OptiLeaf will focus its sales and marketing efforts in the states of Colorado, Oregon and Washington at this point. Once the rules and regulatons for the state of California are introduced, we plan on expanding our marketing efforts into that state as well. We have decided to focus our efforts with the most developed and broadest customer base at this point.

We are currently in the process of interviewing and hiring for full time marketing and sales personnel in Colorado, Oregon and Washington.

There are a total of 7,300 potential customers in the states of Colorado, Oregon and Washington (get numbers from Thomas)

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

Fundraising

Optileaf is in the process of preparing for an additional capital raise. This capital will be used to build out a sales and marketing force, for further development of its products and technologies, for hiring of additional personnel and for general working capital. The Company has not received any commitments for additional capital at this point, and there can be no assurance that the Company will be able to raise the capital it seeks or can do so on terms satisfactory to the Company.

Staffing

As of December 31, 2016, we have 5 full time employees. The number of employees will be determined by the projected number of customers and that will need to be attended to.

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

The Company leases its offices under a month to month lease. The monthly rent payment is $1,144 plus its pro rata share of operating expenses.

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

Holders

As of March 31, 2017, we had 27 shareholders of our common stock.

Transfer Agent and Registrar

ClearTrust, LLC is currently the transfer agent and registrar for our common stock. Its address is 16540 Pointe Village Dr., Suite 206, Lutz, FL 33558. Its phone number is (813) 235-4490.

Authorized Capital Stock

Our authorized stock consists of 100,000,000 shares of common stock, with no par value. There are currently 20,210,419 shares of common stock issued and outstanding, as of December 31, 2016.

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

The information and financial data discussed below is derived from our audited financial statements for the years ended December 31, 2015 and 2016. The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the related notes contained elsewhere in this prospectus. The financial statements contained elsewhere in this prospectus fully represent our financial condition and operations; however, they are not indicative of our future performance.

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

OptiLeaf’s target market includes dispensaries and grow operations.

In the period from inception (August 11, 2014) through December 31, 2016 we had zero revenue and our cumulative net loss was $493,326. As of December 31, 2016 we had total current assets of $194,778 and total current liabilities of $20,908.

Recent Developments

OptiLeaf has completed the development of its Grow Pro and POS management software. Both products are being beta tested in the state of Colorado and the Company is currently looking for beta testers in the states of Washington and Oregon. Optileaf has completed integration with Metric in the State of Colorado and Oregon and with BioTrack in the state of Washington.

Plan of Operation

Optileaf plans on commencing the development of its wireless network censors in the latter half of 2017. We believe our integrated hardware will be capable of monitoring and adjusting light, soil moisture, CO2, temperature, ventilation, nutrients, and humidity as needed, in real time and around-the-clock.

During the next 12 months, the Company plans to do the following to become an operational company.

1.    Finish beta testing of Grow Pro and POS management software

2.    Buildout our sales and marketing team

3.    Begin design of our integrated hardware network

Results of Operations

We have conducted development operations during the period from inception (August 11, 2014) to December, 31, 2016. We have not generated revenues during this period. We experienced a net loss during the fiscal year ending December 31, 2016 of $284,753 compared to a net loss of $168,394 for the fiscal year ending December 31, 2015.We had net losses of $493,326 for the period from inception (August 11, 2014) to December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2016, we had cash of $194,778, compared to $504,971 as of December 31, 2015. Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our founders and investors. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions as we commence operations,

●	Research and Development,

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

As the Company has experienced a decrease in its available capital during each of the past 2 fiscal years, and we expect this trend to continue in the current year, the Company will likely need to raise additional capital in the current fiscal year to continue to finance its business plans and activities. There can be no assurance that the Company will be able to raise such capital, or on such terms as our acceptable to management. If the Company fails ro raise additional capital, the Company could be unable to execute on its business plans.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

OPTILEAF, INC.

FINANCIAL STATEMENTS

Financial Statements Table of Contents

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors of OptiLeaf Incorporated

We have audited the accompanying balance sheet of OptiLeaf Incorporated, as of December 31, 2016 and 2015, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OptiLeaf Incorporated, as of December 31, 2016 and 2015 and results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the accompanying financial statements, the Company has had no revenues and has incurred losses since inception which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Soles, Heyn & Company, LLP

Soles, Heyn & Company, LLP

West Palm Beach, Florida

April 13, 2017

OptiLeaf Incorporated

Balance Sheets

December 31, 2016 and 2015

ASSETS

	2016	2015
Current Assets:
Cash	$194,778	$504,971
Prepaid expenses	-	1,144
Total current assets	194,778	506,115

Computer equipment, net	2,660	6,165

Other Assets:
Security deposit	1,144	1,144
Total other assets	1,144	1,144

	$198,582	$513,424

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses	$20,908	$10,997
Total current liabilities	20,908	10,997

Commitments

Stockholders' Equity:
Common stock, no par value; 100,000,000 shares authorized, 20,210,419 shares issued, 20,210,419 and 20,210,419 outstanding at December 31, 2016 and 2015, respectively	711,000	711,000
Treasury stock, at cost, 1,000,000 and 0 shares at December 31, 2016 and 2015, respectively	(40,000)	-
Accumulated deficit	(493,326)	(208,573)
	177,674	502,427

	$198,582	$513,424

See accompanying notes to financial statements.

OptiLeaf Incorporated

Statements of Operations

For the Years Ended December 31, 2016 and 2015

	2016	2015
Sales	$-	$-

Expenses:
Professional fees	46,225	27,667
Payroll	173,905	99,769
Rent	13,728	13,728
Supplies	3,377	2,808
Travel	2,741	1,530
Research and Development	24,952	11,417
Other	20,026	11,965
	284,954	168,884

Net loss before other income and provision for income taxes	(284,954)	(168,884)

Other income
Interest income	201	490
Net loss before provision for income taxes	(284,753)	(168,394)

Provision for income taxes	-	-

Net loss	$(284,753)	$(168,394)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	19,930,967	20,210,419

See accompanying notes to financial statements.

OptiLeaf Incorporated

Statement of Changes in Stockholders' Equity

December 31, 2016 and 2015

							Total
	Common Stock		Treasury Stock		Subscriptions	Deficit	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Accumulated	Equity

Balance - December 31, 2014	20,210,419	$711,000	-	-	$(6,000)	$(40,179)	$664,821

Collection of subscriptions receivable	-	-	-	-	6,000	-	6,000
Net loss	-	-	-	-	-	(168,394)	(168,394)
Balance - December 31, 2015	20,210,419	$711,000	-	-	-	$(208,573)	$502,427

Purchase of shares	-	-	1,000,000	(40,000)	-	-	(40,000)
Net loss	-	-	-	-	-	(284,753)	(284,753)
Balance - December 31, 2016	20,210,419	$711,000	1,000,000	$(40,000)	$-	$(493,326)	$ ,177,674

See accompanying notes to financial statements.

OptiLeaf Incorporated

Statements of Cash Flows

For the Years Ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities:
Net loss	$(284,753)	$(168,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,505	4,306
Decrease (increase) in:
Prepaid expenses	1,144	-
Security deposits	-	(1,144)
Increase in:
Accounts payable and accrued expenses	9,911	10,266
Net cash used in operating activities	(270,193)	(154,966)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Settlement of stock subscription receivable	-	6,000
Treasury stock purchase	(40,000)
Net cash (used in) provided by financing activities	(40,000)	6,000

Net decrease in cash	(310,193)	(148,966)

Cash at beginning of year	504,971	653,937
Cash at end of year	$194,778	$504,971

Supplemental cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds. At December 31, 2016, the Company had no cash equivalents.

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

Capitalized Software Development Costs

Software development costs are expensed as incurred until technological feasibility of the product is established. Development costs incurred subsequent to technological feasibility will be capitalized and amortized on a straight-line basis over the estimated economic life of the product. Capitalization of computer software costs will be discontinued when the computer software product is available to be sold, leased, or otherwise marketed. Amortization will begin when the product is available for release to customers. Management has determined as of December 31, 2016 that the software has not yet reached the stage of technogical feasibility.

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

Research and Development

The cost of research and development is charged to expense when incurred.

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2016 and 2015.

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

The Federal and state income tax returns of the Company for 2015, 2014 and 2013 are subject to examination by the internal Revenue Service and state taxing authorities for three (3) years from the date filed.

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

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurement and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2016 and December 31, 2015. The Company's financial instruments consist of accounts payable and accrued expenses. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The impact of this guidance will result in the recognition of assets and liabilities for leases that the Company enters into in the future.

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

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from August 11, 2014 (inception) to December 31, 2016, the Company incurred a net loss of approximately $493,000. In addition, the Company has no revenue generating operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

To meet these objectives, the Company continues to seek other sources of financing in order to support existing operations and expand the range and scope of its business. However, there are no assurances that any such financing can be obtained on acceptable terms and timely manner, if at all.  The failure to obtain the necessary working capital would have a material adverse effect on the business prospects and, depending upon the shortfall, the Company may have to curtail or cease its operations.

The accompanying consolidated financial statements do not include any adjustment to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 3. COMPUTER EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at December 31, 2016 and 2015:

	2016	2015
Computer equipment	$10,514	$10,514
Less: accumulated depreciation	(7,854)	(4,349)
	$2,660	$6,165

Depreciation expense was $3,505 and $4,306 for the years ended December 31, 2016 and 2015, respectively.

Note 4. STOCKHOLDERS' EQUITY

Common stock

The Company has authorized 100,000,000 shares of no par value common stock. At December 31, 2016, the number of shares of common stock issued was 20,210,419.

Treasury stock

On September 20, 2016, the Board of Directors authorized the Company to repurchase one million shares of common stock for $40,000. These treasury stock shares may at anytime be canceled upon the Board of Directors approval. The Board has not made such election.

Note 5. CONCENTRATION CREDIT RISK

The Company maintains its cash balances in a local financial institution which at times may exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation (FDIC).

Note 6. COMMITMENTS AND CONTINGENCIES

The Company leases its offices in a month to month arrangement. The monthly minimum lease payments are $1,144 plus its pro rata share of operating expenses.

Note 7. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	15%
Effect of operating losses	(15)%
0%

At December 31, 2016, the Company has a net operating loss carryforward of approximately $493,326 for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2034. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2016 and 2015. The change in the valuation allowance was approximately $281,000 and $165,000 for the years ended December 31, 2016 and 2015, respectively. The principal difference between the operating loss for income tax purposes and reporting purposes is disallowed meals and entertainment and a temporary difference in depreciation expense.

Utilization of the Company's net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our auditor regarding accounting and financial disclosure.

Our financial statements as of December 31, 2016 and 2015 and the related statements of operations, stockholders' deficit and cash flows for the years then ended, included in this report have been audited by Soles, Heyn & Company LLP as set forth in this Report.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of December 31, 2016, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2016, the Company determined that the following items constituted a material weakness:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (i.e. the fourth quarter of the fiscal year ended December 31, 2016) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Thomas Tran	50	Chief Executive Officer, Chief Technical Officer, President, Treasurer and Secretary
Michael Janzen	36	Chief Strategic Officer
Nick Nguyen	38	Chief Operating Officer, Chief Financial Officer

Thomas Tran (CTO/CEO) Age 50. Mr. Tran will handle all aspects of management for the business. Thomas will be responsible for providing strategic leadership for the company by working with the Board and management team to establish long-range goals, strategies, plans, and policies. He will also be responsible for establishing the OptiLeaf’s technical vision and leading all aspects of technology development, according to the Company's strategic direction and growth objective. During the last 5 years, Thomas was the CEO of Eman Technologies, Inc. Eman Technology is a Free-to-Air (FTA) satellite equipment distributor, developer, and importer. It distributes satellite reception equipment to broadcasters and equipment resellers as well as providing direct to home "DTH" sales and call center support services. Thomas resigned as CEO of Eman on 12-31-2014 to concentrate on OptiLeaf. Mr. Tran currently holds no official position with Eman, other than assisting in the wind up of the business of Eman, which is being discontinued.

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

Nick Nguyen (COO/CFO) Age 38 Mr. Nguyen will take OptiLeaf’s mission and communicate it daily within the organization to ensure that all team members clearly understand the plan and the business. During the past 5 years, Nick was a Founder and as CEO ran CN Cash for Gold in Kansas City and Wichita Kansas. Nick earned a BS degree in Aerospace Engineering from Wichita State University in Kansas.

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

Summary Compensation Table — January 1 2016 through December 31, 2016.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year Ended 12/31	Salary ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Tran, CEO/CTO, President, Secretary and Treasurer	2016	$0			$0
Michael Janzen, CSO	2016	$0			$0
Nick Nguyen, COO/CFO	2016	$0			$0

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 31, 2016, (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

	Amount and Nature of Beneficial	Percentage
Name and Address of Beneficial Owner	Ownership	of Class (1)
Executive Officers and Directors
Thomas Tran	3,869,271	19.145%
Michael Janzen	3,869,271	19.145%
Nick Nguyen	3,869,271	19.145%
Wilbur N. Gregory	3,869,271	19.145%

(1)	Based on 20,210,419 shares of common stock issued and outstanding as of December 31, 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Other than stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;

(B)	Any proposed nominee for election as our director;

(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our shares; or

(D)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

(E)	Prior to this Offering, we issued the following shares of stock to our officers and Directors for the amounts set forth below:

Thomas Tran	3,869,271	$30,000
Michael Janzen	3,869,271	$30,000
Nick Nguyen	3,869,271	$30,000

Item 14.	Principal Accounting Fees and Services

The following table includes all fees billed for auditing and any other services provided to us by Soles, Heyn and Company, LLP for the fiscal year ended December 31, 2015 and by Soles, Heyn and Company LLP, for the fiscal year ended December 31, 2016 and 2015:

	2016	2015
Audit Fees	$19,500	$12,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$19,500	$12,000

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Articles of Incorporation. **
3.2	By-Laws. **
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

______________

*    Filed herewith

**  Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2017

Optileaf Inc

/s/ Thomas Tran
Name: Thomas Tran Title: Chief Executive Officer, Chief Technology Officer, President, Secretary & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Tran	Chief Executive Officer, Chief Technology Officer	April 13, 2017
Thomas Tran	President, Secretary & Treasurer

/s/ Nick Nguyen	Chief Financial Officer & Chief Operating Officer	April 13, 2017
Nick Nguyen

/s/ Michael Janzen	Chief Strategy Officer	April 13, 2017
Michael Janzen

