Form 10-Q
period 2017-06-30
OPTILEAF, INC.
filed 2017-08-21
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of June 30, 2017, the registrant had 19,210,419 shares of its common stock outstanding.

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

OptiLeaf Incorporated

Balance Sheets

June 30, 2017 and December 31, 2016

(unaudited)

	June 30, 2017	December 31, 2016

ASSETS

Current Assets:
Cash	$74,694	$194,778
Accounts receivable	6,950	-
Inventory	7,332	-

Total current assets	88,976	194,778

Computer equipment, net	908	2,660

Other Assets
Employee Advance	2,000	-
Security deposit	1,144	1,144
Total other assets	3,144	1,144

	$93,028	$198,582

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued expenses	$24,507	$20,908
Total current liabilities	24,507	20,908

Commitments

Stockholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized, 20,210,419 shares issued and outstanding at June 30, 2017 and December 31, 2106 respectively	711,000	711,000
Treasury Stock, at cost, 1,000,000 shares at June 30, 2017 and December 31, 2106 respectively	(40,000)	(40,000)
Accumulated deficit	(602,479)	(493,326)
	68,521	177,674

	$93,028	$198,582

See accompanying notes to condensed financial statements.

OptiLeaf Incorporated

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Sales	$900	$-	$900	$-
Cost of goods sold	-	-	-	-
Gross income	900	-	900	-

Expenses:
Professional fees	14,518	23,479	18,387	33,079
Payroll	29,581	46,945	68,923	88,193
Rent	3,432	4,162	7,514	7,594
Supplies	5,716	205	9,574	407
Travel	1,596	916	3,228	1,117
Research and Development	-	10,106	-	19,423
Other	4,621	5,092	9,912	9,067
	59,464	90,905	117,538	158,880

Net loss before other income and provision for income taxes	(58,564)	(90,905)	(116,638)	(158,880)

Other income
Other Income	-	-	7,451	-
Interest income	12	56	34	125
Net loss before provision for income taxes	(58,552)	(90,849)	(109,153)	(158,755)

Provision for income taxes	-	-	-	-

Net loss	$(58,552)	$(90,849)	$(109,153)	$(158,755)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	19,210,419	20,210,419	19,210,419	20,210,419

See accompanying notes to condensed financial statements.

OptiLeaf Incorporated

Statement of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(109,153)	$(158,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,752	1,752
Decrease (increase) in:
Accounts receivable	(6,950)	-
Security deposits	-	1,144
Inventory	(7,332)	-
Accounts payable and accrued expenses	3,599	5,915
Net cash used in operating activities	(118,084)	(149,943)

Cash flows from investing activities:
Employee Advance	(2,000)	-
Net cash used in investing activities	(2,000)	-

Cash flows from financing activities:	-	-

Net decrease in cash	(120,084)	(149,943)
Cash at beginning of period	194,778	504,971
Cash at end of period	$74,694	$355,028

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to condensed financial statements.

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

OptiLeaf Incorporated (“OptiLeaf” or the “Company”) was incorporated in Florida in August 2014. The Company has been in the development stage since inception and has not generated significant sales to date. The Company plans to develop, market and sell integrated software and hardware to the agriculture industry for the seamless tracking and management of growth, task automation and sale of their clients’ products.

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

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2017 and December 31, 2016, the Company had no cash equivalents.

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

Capitalized Software Development Costs

Software development costs are expensed as incurred until technological feasibility of the product is established. Development costs incurred subsequent to technological feasibility will be capitalized and amortized on a straight-line basis over the estimated economic life of the product. Capitalization of computer software costs will be discontinued when the computer software product is available to be sold, leased, or otherwise marketed. Amortization will begin when the product is available for release to customers. Management has determined as of June 30, 2017 that the software has not yet reached the stage of technical feasibility.

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered or services are performed. Provision for sales returns will be estimated based on the Company’s historical return experience. Revenue will be presented net of returns.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts which represents its best estimate of probable losses inherent in the accounts receivable balance. The Company evaluates specific accounts when it becomes aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings, or bankruptcy. The Company periodically adjusts this allowance based upon its review and assessment of each category of receivables. As of June 30, 2017, the allowance for doubtful accounts was $0.

Research and Development

The cost of research and development is charged to expense when incurred.

Net Loss Per Common Share

Basic net loss per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net loss per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at June 30, 2017 and 2016.

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

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurement and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2017 and December 31, 2016. The Company’s financial instruments consist of accounts payable and accrued expenses. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The impact of this guidance will result in the recognition of assets and liabilities for leases that the Company enters into in the future.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s financial position or results of operations.

Note 2. GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from August 11, 2014 (inception) to June 30, 2017, the Company incurred a net loss of approximately $602,000. In addition, the Company has just started revenue generating operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Note 3. COMPUTER EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following:

	June 30,	December 31,
	2017	2016
Computer equipment	$10,514	$10,514
Less: accumulated depreciation	(9,606)	(7,854)
	$908	$2,660

Depreciation expense was $1,752 for each of the six months ended June 30, 2017 and 2016.

Note 4. STOCKHOLDERS’ EQUITY

Common stock

The Company has authorized 100,000,000 shares of no par value common stock. At June 30, 2017, the number of shares of common stock issued and outstanding was 19,210,419.

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
0%

At June 30, 2017, the Company has a net operating loss carryforward of approximately $602,000 for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2035. The deferred tax asset relating to the operating loss carryforward has been fully reserved at June 30, 2017 and December 31, 2016. The change in the valuation allowance was approximately $281,000 for the year ended December 31, 2016. The principal difference between the operating loss for income tax purposes and reporting purposes is disallowed meals and entertainment and a temporary difference in depreciation expense.

Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from our unaudited financial statements, herein, for the period from inception, August 11, 2014 through June 30, 2017.  The unaudited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the related notes contained elsewhere in this prospectus. The financial statements contained elsewhere in this prospectus fully represent our financial condition and operations; however, they are not indicative of our future performance.

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

Results of Operations

We have conducted development operations during the period from inception (August 11, 2014) to June 30, 2017. We have generated $9,751 in revenue during this period. We experienced a net loss during the fiscal quarter ending June 30, 2017 of $55,152 compared to a net loss of $90,849 for the fiscal quarter ending June 30, 2016.We had net losses of $599,000 for the period from inception (August 11, 2014) to June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $74,695, compared to $194,778 as of December 31, 2016. Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our founders and investors. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions as we commence operations,

●	Research and Development,

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

As the Company has experienced a decrease in its available capital during each of the past 2 fiscal years, and we expect this trend to continue in the current year, the Company will likely need to raise additional capital in the current fiscal year to continue to finance its business plans and activities. There can be no assurance that the Company will be able to raise such capital, or on such terms as our acceptable to management. If the Company fails to raise additional capital, the Company could be unable to execute on its business plans.

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of June 30, 2017, we have not generated significant revenues since inception. We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there is no assurance we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled ” Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of June 30, 2017, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of June 30, 2017, the Company determined that the following items constituted a material weakness:

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent exemption of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Date: August 21, 2017

Optileaf Inc

By:	/s/ Thomas Tran
Name: Thomas Tran
Position: Chief Executive Officer,
Chief Technology Officer
President

By:	/s/ Nick Nguyen
Name: Nick Nguyen Position: Chief Operating Officer, Chief Financial Officer Duly Authorized and Principal Financial Officer