Form 10-Q
period 2017-09-30
OPTILEAF, INC.
filed 2017-11-14
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of September 30, 2017, the registrant had 21,443,752 shares of its common stock outstanding.

OptiLeaf Incorporated

Condensed Balance Sheets

September 30, 2017 and December 31, 2016

(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$67,186	$194,778
Accounts receivable	5,351	-
Inventory	543	-
Total current assets	73,080	194,778

Computer equipment, net	31	2,660

Other Assets
Employee advance	2,255	-
Security deposit	1,144	1,144
Total other assets	3,399	1,144

	$76,510	$198,582

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued expenses	$26,977	$20,908
Total current liabilities	26,977	20,908

Commitments

Stockholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized, 21,443,752 and 20,210,419 shares issued and 20,443,752 and 19,210,419 shares outstanding at September 30, 2017 and December 31, 2016, respectively	746,000	711,000
Treasury Stock, at cost, 1,000,000 shares at September 30, 2017 and December 31, 2016 respectively	(40,000)	(40,000)
Accumulated deficit	(656,467)	(493,326)
	49,533	177,674

	$76,510	$198,582

See accompanying notes to unaudited condensed financial statements.

OptiLeaf Incorporated

Condensed Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Sales	$10,554	$-	$12,855	$-
Cost of goods sold	(6,790)	-	(6,790)	-
Gross margin	3,764	-	6,065	-

Expenses:
Professional fees	7,266	8,634	25,653	41,712
Payroll	27,268	41,852	96,191	130,044
Rent	6,586	3,846	14,100	11,440
Supplies	6,702	809	16,276	1,216
Travel	877	764	4,105	1,881
Research and Development	-	614	-	20,037
Other	10,459	6,037	20,370	15,105
	59,158	62,556	176,695	221,435

Net loss before other income and provision for income taxes	(55,394)	(62,556)	(170,630)	(221,435)

Other income
Other Income	-	-	7,451	-
Interest income	5	62	39	171
Net loss before provision for income taxes	(55,389)	(62,494)	(163,140)	(221,264)

Provision for income taxes	-	-	-	-

Net loss	$(55,389)	$(62,494)	$(163,140)	$(221,264)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	20,288,197	20,210,419	20,236,345	20,210,419

See accompanying notes to unaudited condensed financial statements.

OptiLeaf Incorporated

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities:
Net loss	$(163,140)	$(221,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,629	2,629
Decrease (increase) in:
Accounts receivable	(5,352)	-
Security deposits	-	1,144
Inventory	(543)	-
Increase in accounts payable and accrued expenses	6,069	4,004
Net cash used in operating activities	(160,337)	(213,487)

Cash flows from investing activities:
Employee Advance	(2,255)	-
Net cash used in investing activities	(2,255)	-

Cash flows from financing activities:
Sale of common stock	35,000	-
Treasury Stock Purchase	-	(40,000)
Net cash provided by (used in) financing activities	35,000	(40,000)

Net decrease in cash	(127,592)	(253,487)
Cash at beginning of period	194,778	504,971
Cash at end of period	$67,186	$251,484

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to unaudited condensed financial statements.

NOTES TO THE CONDENSED FINANICAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2017 and December 31, 2016, the Company had no cash equivalents.

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

Capitalized Software Development Costs

Software development costs are expensed as incurred until technological feasibility of the product is established. Development costs incurred subsequent to technological feasibility will be capitalized and amortized on a straight-line basis over the estimated economic life of the product. Capitalization of computer software costs will be discontinued when the computer software product is available to be sold, leased, or otherwise marketed. Amortization will begin when the product is available for release to customers. Management has determined as of September 30, 2017 that the software has not yet reached the stage of technical feasibility.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts which represents its best estimate of probable losses inherent in the accounts receivable balance. The Company evaluates specific accounts when it becomes aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings, or bankruptcy. The Company periodically adjusts this allowance based upon its review and assessment of each category of receivables. As of September 30, 2017, the allowance for doubtful accounts was $0.

Research and Development

The cost of research and development is charged to expense when incurred.

Net Loss Per Common Share

Basic net loss per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net loss per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at September 30, 2017 and 2016.

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

Accounting Standards Codification ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

The Federal and state income tax returns of the Company for 2016, 2015 and 2014 are subject to examination by the internal Revenue Service and state taxing authorities for three (3) years from the date filed.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant) using the straight-line method. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurement and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheets as of September 30, 2017 and December 31, 2016. The Company’s financial instruments consist of accounts payable and accrued expenses. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company will adopt the guidance on January 1, 2018 and apply the cumulative catch-up transition method. The transition adjustment to be recorded to stockholders’ equity upon adoption of the new standard is not expected to be material.

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

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from August 11, 2014 (inception) to September 30, 2017, the Company incurred a net loss of approximately $656,000. In addition, the Company has just started revenue generating operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Note 3. COMPUTER EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following:

	September 30,	December 31,
	2017	2016
Computer equipment	$10,514	$10,514
Less: accumulated depreciation	(10,483)	(7,854)
	$31	$2,660

Depreciation expense was $2,629 for the nine months ended September 30, 2017 and 2016.

Note 4. STOCKHOLDERS’ EQUITY

Common stock

The Company has authorized 100,000,000 shares of no par value common stock. At September 30, 2017, the number of shares of common stock issued and outstanding was 20,443,752.

The Company sold 233,333 shares of common stock during the three months ended September 30, 2017 for $35,000.

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

Note 6. COMMITMENTS AND CONTINGENCIES

The Company leases one of its offices in a month to month arrangement. The monthly minimum lease payments are $1,144 plus a pro rata share of operating expenses. The other office space monthly minimum lease payment is $677 per month and the lease expires on May 31, 2019.

Note 7. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	15%
Effect of operating losses	(15)%
0%

At September 30, 2017, the Company has a net operating loss carryforward of approximately $656,000 for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2034. The deferred tax asset relating to the operating loss carryforward has been fully reserved at September 30, 2017 and December 31, 2016. The change in the valuation allowance was approximately $233,000 and $95,000 respectively. The principal difference between the operating loss for income tax purposes and reporting purposes is disallowed meals and entertainment and a temporary difference in depreciation expense.

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

The information and financial data discussed below is derived from our unaudited financial statements, herein, for the period from inception, August 11, 2014 through September 30, 2017.  The unaudited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the related notes contained elsewhere in this prospectus. The financial statements contained elsewhere in this prospectus fully represent our financial condition and operations; however, they are not indicative of our future performance.

Overview

We were incorporated under the laws of the State of Florida on August 11, 2014. OptiLeaf, Inc. was formed to provide a world-class fully integrated turn-key growth management system for the cannabis industry to help dispensary owners, grow operations and caregivers increase their sales and reduce costs, increase their company’s productivity and profitability and reduce or eliminate the need for manual labor while maximizing yield. We are presently a development stage company with limited initial customers and revenues as of the date of this filing. OptiLeaf’s target market includes dispensaries and grow operations.

As of this filing, OptiLeaf has completed the development of its growth management "GrowPro" and point-of-sale "POS" software. We believe these software applications are the next generation POS and growth management systems that provide a complete solution for cultivation operations, processing and manufacturing, and dispensaries in the legal medical and recreational cannabis industry.

Our Product

Our POS software is designed to work with almost all POS hardware and uses devices that dispensary owners already have. Our customized reports are designed to enable dispensary owners and managers to make informed decisions on how to increase profit and reduce operational costs under varying regulatory and state laws. Our system is designed to provide a mechanism to prevent any sale from exceeding state regulations, and would therefore automatically verify the customers' age and their purchase limits, print compliant labels and receipts, and digitally file all patient records and reports.

We believe our GrowPro growth management software allows cultivators to track with real-time data of their plants' history including genealogy, events, growth stages, watering and nutrient cycles, yields, harvesting, and every aspect of the grow operations.

Both products have been designed to integrate with Metrc™ (state traceability system) for the State of Colorado and Oregon. We believe this will relieve growers and dispensary owners from having to do double entry and manually reporting sales and cultivation data to the state. The system is designed so that sales and cultivation data are automatically downloaded and synced accurately with state traceability systems. OptiLeaf plans on launching its software growth management and point of sales software suite on or around December 1, 2017.

Currently, there are four customers who have signed on and are using OptiLeaf GrowPro and POS software in their facilities. Among these customers, three have collaborated with developing the features and enhancements of the software. These customers also beta tested the software for the past six months. OptiLeaf offers these robust "Retail" and "Grow" management systems as subscriptions for $395 each per month.

OptiLeaf has also opened a sales office in Denver, CO. We believe that having a local presence will help accelerate sales and provide better customer service and support. In addition, we believe that having a local market presence helps us gain a better understanding of the needs of our customers as well as challenges and opportunities in the market.

OptiLeaf has completed the development of its Grow Pro and POS management software. Both products are being beta tested in the state of Colorado and we are currently looking for beta testers in the states of Washington and Oregon. Optileaf has completed integration with Metric in the State of Colorado and Oregon and with BioTrack in the state of Washington.

Optileaf plans on commencing the development of its wireless network censors in the fourth quarter of 2017. We believe our integrated hardware will be capable of monitoring and adjusting light, soil moisture, CO2, temperature, ventilation, nutrients, and humidity as needed, in real time and around-the-clock.

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

Results of Operations

We have conducted development operations during the period from inception (August 11, 2014) to September 30, 2017. We have generated $12,855 in revenue during this period. We experienced a net loss during the fiscal quarter ending September 30, 2017 of $55,389 compared to a net loss of $62,494 for the fiscal quarter ending September 30, 2016.We had net losses of $656,000 for the period from inception (August 11, 2014) to September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $67,186, compared to $194,778 as of December 31, 2016. Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our founders and investors. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

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

Going Concern

Our financial statements have been prepared on a going concern basis. As of September 30, 2017, we have not generated significant revenues since inception. We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there is no assurance we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled ” Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of September 30, 2017, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of September 30, 2017, the Company determined that the following items constituted a material weakness:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (i.e. the third quarter of the fiscal year ended December 31, 2017) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2017

Optileaf Inc

By:	/s/ Thomas Tran
Name: Thomas Tran
Position: Chief Executive Officer,
Chief Technology Officer
President

By:	/s/ Nick Nguyen
Name: Nick Nguyen Position: Chief Operating Officer, Chief Financial Officer Duly Authorized and Principal Financial Officer

