Form 10-K
period 2017-12-31
OPTILEAF, INC.
filed 2018-04-27
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒     No ☐

As of April 26, 2018 , the registrant had 20,443,752 shares of its common stock outstanding.

Item 1.	Business

OptiLeaf was incorporated under the laws of the State of Florida on August 11, 2014. OptiLeaf, Inc. was formed to provide a world-class fully integrated turn-key growth management system for the cannabis industry to help dispensary owners, grow operations and caregivers increase their sales and reduce costs, increase their company’s productivity and profitability and reduce or eliminate the need for manual labor while maximizing yield. OptiLeaf’s target market includes dispensaries and grow operations.

OptiLeaf is planning to offer two-way land line texting for existing customers and new customers in 2018. We believe this innovative approach will provide OptiLeaf an additional stream of revenue. We are certain that customers are probably already texting existing businesses, and those messages are disappearing. OptiLeaf will allow existing dispensaries and growers as well as other businesses to access those texts and engage in conversation via email, native mobile app, browsers, and desktop app.

Our Product

OptiLeaf has completed the development of its growth management “GrowPro” and point-of- sale “POS” software. These software offerings are the next generation POS and growth management systems that provide a complete solution for cultivation operations, processing and manufacturing, and dispensaries in the legal medical and recreational cannabis industry. Moreover, OptiLeaf has completed its “Store Manager” software and it’s currently in beta test. This back-end software allows store owners and managers to take command and streamline their business in real-time. The main features are: Customized dashboard, sales trends, best-selling brands and products, top selling budtenders, sales trend, analytic and detail mission critical reporting.

Our POS software works with almost all POS hardware and uses devices that dispensary owners already have. Our powerful custom reports enable dispensary owners and managers to make informed decisions on how to increase profit and reduce operational costs while keeping them in compliant with the state. Our system prevents any sale from exceeding state regulations, automatically verify the customers’ age and their purchase limits print compliant labels and receipts, and digitally file all patient records and reports.

Our GrowPro growth management software allows cultivators to track with real-time data of their plant’ history including genealogy, events, growth stages, watering and nutrient cycles, yields, harvesting, and every aspect of the grow operations.

Both products have complete integration with Metrc™ (state traceability system) for the State of Colorado and Oregon. This will allow growers and dispensary owners from having to do double entry and manually reporting sales and cultivation data to the state. Sales and cultivation data are automatically downloaded and synced accurately with state traceability systems.

Marketing

OptiLeaf focus its sales and marketing efforts in the states of Colorado, Oregon and Washington at this point. We are planning on expanding our marketing into California and Michigan. We have decided to focus our efforts with the most developed and broadest customer base at this point.

OptiLeaf has opened a sales office in Denver, CO. We believe that having a local presence will help accelerate sales and provide better customer service and support. In addition, having a local market presence helps us gain a better understanding of the needs of our customers as well as challenges and opportunities in the market.

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

Our primary operation strategy is to focus on quality and service. Our products must meet our eight dimensions of quality: performance, conformance, features, durability, reliability, serviceability, aesthetics, and perceived quality. Based on our operational strategies, we believe OptiLeaf’s products and services will be superior to the competition. We recognize that there are some limitations imposed by trade-offs that must be made due to the nature of the product. For example, reliability may be sacrificed in order to achieve maximum speed.

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

Staffing

As of December 31, 2017, we have 5 full time employees. The number of employees will be determined by the projected number of customers and that will need to be attended to.

Suppliers

OptiLeaf relies on overseas manufacturers to supply various components of its product line. The most important benefit of using this type of supplier is that we are able to remain cost competitive in our local market. We believe that this will give us a competitive advantage that can be used to increase the sales and profits of our business.

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

To improve operating efficiency, we plan to use Amazon.com as our order fulfillment company. Their facilities are “state-of-the-art” and their customer satisfaction record is unsurpassed. By outsourcing this function, we can keep internal staffing needs at a minimum and avoid having to expand our telephone network and computer systems. We will also save on shipping costs due to the high volume discounts Amazon.com earns by serving multiple businesses from one location.

Our customers emphasize that good service and after-sales support are among their major concerns. A hot-line service is available to all registered customers enrolled in OptiLeaf’s maintenance / support program.

Customer satisfaction will be a high priority for OptiLeaf. Our main goal is to ensure that our products are made using the highest quality components so that there are few, if any, returns due to product defects. Still, we recognize the fact that however good our product is, there will be times when it simply does not meet the needs of some customers. To ensure a positive experience and image in the minds of these and all customers, we will offer a money-back guarantee. Our objective is to make our customer service so satisfying that even if a customer decides to return a particular product, we will retain that person as a loyal customer, who won’t hesitate to refer friends and associates, and perhaps make other purchases from OptiLeaf in the future.

Subcontractors

In order to control our expenses, OptiLeaf is currently subcontracting a portion of our advertising and marketing to third parties. This will potentially allow us to bring in professionals with expertise that we have not yet acquired.

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

The Company leases its offices under a month to month lease. The monthly rent payment is $1,144 plus it’s pro rata share of operating expenses. Our Colorado office is under a two-year lease. The monthly rent payment is $620 plus it’s pro rata share of operating expenses.

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

Holders

As of December 31, 2017, we had 28 shareholders of our common stock.

Transfer Agent and Registrar

ClearTrust, LLC is currently the transfer agent and registrar for our common stock. Its address is 16540 Pointe Village Dr., Suite 206, Lutz, FL 33558. Its phone number is (813) 235-4490.

Authorized Capital Stock

Our authorized stock consists of 100,000,000 shares of common stock, with no par value. There are currently 20,443,752 shares of common stock issued and outstanding, as of December 31, 2017.

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

The information and financial data discussed below is derived from our audited financial statements for the years ended December 31, 2016 and 2017. The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the related notes contained elsewhere in this prospectus. The financial statements contained elsewhere in this prospectus fully represent our financial condition and operations; however, they are not indicative of our future performance.

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

In the period from inception (August 11, 2014) through December 31, 2017 our cumulative net loss was $699,759. As of December 31, 2017 we had total current assets of $27,744 and total current liabilities of $24,902.

Recent Developments

OptiLeaf has completed the development of its growth management “GrowPro” and point-of- sale “POS” software. These software are the next generation POS and growth management systems that provide a complete solution for cultivation operations, processing and manufacturing, and dispensaries in the legal medical and recreational cannabis industry. Moreover, OptiLeaf has completed its “Store Manager” software and it’s currently in beta test. This back-end software allows store owners and managers to take command and streamline their business in real-time. The main features are: Customized dashboard, sales trends, best-selling brands and products, top selling bartenders, sales trend, analytic and detail mission critical reporting.

Our POS software works with almost all POS hardware and uses devices that dispensary owners already have. Our powerful custom reports enable dispensary owners and managers to make informed decisions on how to increase profit and reduce operational costs while keeping them in compliant with the state. Our system prevents any sale from exceeding state regulations, automatically verify the customers’ age and their purchase limits print compliant labels and receipts, and digitally file all patient records and reports.

Our GrowPro growth management software allows cultivators to track with real-time data of their plant’ history including genealogy, events, growth stages, watering and nutrient cycles, yields, harvesting, and every aspect of the grow operations.

Both products have complete integration with Metrc™ (state traceability system) for the State of Colorado and Oregon. This will allow growers and dispensary owners from having to do double entry and manually reporting sales and cultivation data to the state. Sales and cultivation data are automatically downloaded and synced accurately with state traceability systems.

Plan of Operation

OptiLeaf is planning to offer two-way land line texting for existing customers and new customers in 2018. We believe this innovative approach will provide OptiLeaf an additional stream of revenue. We are certain that customers are probably already texting existing businesses, and those messages are disappearing. OptiLeaf will allow existing dispensaries and growers as well as other businesses to access those texts and engage in conversation via email, native mobile app, browsers, and desktop app.

During the next 12 months, the Company plans to do the following to build brand awareness and increase revenue.

1.	Finish beta testing of Store Manager software
2.	Integrating Texting and Email marketing into Grow Pro and Store Manager
3.	Providing two way land line texting to dispensaries and growers as well as other businesses
4.	Allow cashless ATM at point-of-sale
5.	Integrating Weedmaps API
6.	Working directly with Cannabis and Software Consultants to build out OptiLeaf brand awareness
7.	Focusing on direct and indirect marketing campaigns

Results of Operations

We have conducted development operations during the period from inception (August 11, 2014) to December, 31, 2017. We have not generated significant revenues during this period. We experienced a net loss during the fiscal year ending December 31, 2017 of $206,433 compared to a net loss of $284,753 for the fiscal year ending December 31, 2016.We had net losses of $699,759 for the period from inception (August 11, 2014) to December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2017, we had cash of $17,197, compared to $194,778 as of December 31, 2016. Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our founders, investors, and from licensing of our software suite. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions as we commence operations,

●	Research and Development,

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

As the Company has experienced a decrease in its available capital during each of the past 3 fiscal years, and we expect this trend to continue in the current year, the Company will likely need to raise additional capital in the current fiscal year to continue to finance its business plans and activities. There can be no assurance that the Company will be able to raise such capital, or on such terms as our acceptable to management. If the Company fails to raise additional capital, the Company could be unable to execute on its business plans.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OptiLeaf, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of OptiLeaf, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two- year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2017, the Company had accumulated losses of approximately $700,000, has approximately $3,000 of working capital and has generated limited revenues, and may experiences losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

Soles, Heyn & Company, LLP

West Palm Beach, Florida

April 27, 2018

OptiLeaf Incorporated

Balance Sheets

December 31, 2017 and 2016

	2017	2016
ASSETS
Current Assets:
Cash	$17,197	$194,778
Accounts receivable	6,150	-
Inventory	4,397	-
Total current assets	27,744	194,778

Computer equipment, net	-	2,660

Other Assets:
Employee advance	2,255	-
Security deposit	1,144	1,144
Total other assets	3,399	1,144

	$31,143	$198,582

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$24,902	$20,908
Total current liabilities	24,902	20,908

Commitments

Stockholders’ Equity:
Common stock, no par value; 100,000,000 shares authorized, 21,443,752 and 20,210,419 shares issued, outstanding at December 31, 2017 and 2016, respectively	746,000	711,000
Treasury stock, at cost, 1,000,000 shares at December 31, 2017 and 2016	(40,000)	(40,000)
Accumulated deficit	(699,759)	(493,326)
	6,241	177,674

	$31,143	$198,582

See accompanying notes to financial statements.

OptiLeaf Incorporated

Statements of Operations

For the Years Ended December 31, 2017 and 2016

	2017	2016

Sales	$26,749	$-
Cost of goods sold	(7,944)	-
Gross income	18,805	-

Expenses:
Professional fees	30,916	46,225
Payroll	124,702	173,905
Rent	19,389	13,728
Supplies	15,489	3,377
Travel	5,221	2,741
Research and Development	-	24,952
Other	29,561	20,026
	225,278	284,954

Net loss before other income and provision for income taxes	(206,473)	(284,954)

Other income
Interest income	40	201
Net loss before provision for income taxes	(206,433)	(284,753)

Provision for income taxes	-	-

Net loss	$(206,433)	$(284,753)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	20,289,688	19,930,967

See accompanying notes to financial statements.

OptiLeaf Incorporated

Statements of Cash Flows

For the Years Ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(206,433)	$(284,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,660	3,505
Decrease (Increase) in:
Employee Advance	(2,255)	-
Security deposits	-	1,144
Inventory	(4,397)	-
Accounts receivable	(6,150)	-
Accounts payable and accrued expenses	3.994	9,911
Net cash used in operating activities	(212,581)	(270,193)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Common stock sale	35,000	-
Treasury stock purchase	-	(40,000)
Net cash (used in) provided by financing activities	35,000	(40,000)

Net decrease in cash	(177,581)	(310,193)

Cash at beginning of period	194,778	504,971
Cash at end of period	$17,197	$194,778

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements.

OptiLeaf Incorporated

Statement of Changes in Stockholders’ Equity

December 31, 2017 and 2016

	Common Stock		Treasury Stock		Subscriptions	Deficit	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Accumulated	Equity

Balance - December 31, 2015	20,210,419	$711,000	-	-	-	$(208,573)	$502,427

Purchase of shares	-	-	1,000,000	(40,000)	-	-	(40,000)
Net loss	-	-	-	-	-	(284,753)	(284,753)
Balance - December 31, 2016	20,210,419	$711,000	1,000,000	$(40,000)	$-	$(493,326)	$177,674

Issuance of Shares	233,333	35,000	-	-	-	-	35,000
Net loss	-	-	-	-	-	(206,433)	(206,433)
Balance - December 31, 2017	20,443,752	$746,000	1,000,000	$(40,000)	$-	$(699,759)	$6,241

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds. At December 31, 2017, the Company had no cash equivalents.

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

Capitalized Software Development Costs

Software development costs are expensed as incurred until technological feasibility of the product is established. Development costs incurred subsequent to technological feasibility will be capitalized and amortized on a straight-line basis over the estimated economic life of the product. Capitalization of computer software costs will be discontinued when the computer software product is available to be sold, leased, or otherwise marketed. Amortization will begin when the product is available for release to customers. Management has determined as of December 31, 2017 that the software has not yet reached the stage of technological feasibility.

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

Net Loss Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2017 and 2016.

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurement and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2017 and December 31, 2016. The Company’s financial instruments consist of accounts payable and accrued expenses. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We do not expect that the adoption of ASU 2014-09 will have any significant impact on our operating cash flows.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 2. GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from August 11, 2014 (inception) to December 31, 2017, the Company incurred a net loss of approximately $700,000. In addition, the Company has minimal revenue generating operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Note 3. COMPUTER EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following at December 31, 2017 and 2016:

	2017	2016
Computer equipment	$10,514	$10,514
Less: accumulated depreciation	(10,514)	(7,854)
	$0	$2,660

Depreciation expense was $2,660 and $3,505 for the years ended December 31, 2017 and 2016, respectively.

Note 4. STOCKHOLDERS’ EQUITY

Common stock

The Company has authorized 100,000,000 shares of no par value common stock. At December 31, 2017, the number of shares of common stock issued was 21,443,752.

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

Note 7. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21)%
0%

At December 31, 2017, the Company has a net operating loss carryforward of approximately $690,000 for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2034. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2017 and 2016. The change in the valuation allowance was approximately $82,000 and $95,000 for the years ended December 31, 2017 and 2016, respectively. The principal difference between the operating loss for income tax purposes and reporting purposes is disallowed meals and entertainment and a temporary difference in depreciation expense.

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

None

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled ” Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of December 31, 2016, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2017, the Company determined that the following items constituted a material weakness:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (i.e. the fourth quarter of the fiscal year ended December 31, 2017) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Thomas Tran	51	Chief Executive Officer, Chief Technical Officer, President, Treasurer and Secretary
Nick Nguyen	39	Chief Operating Officer, Chief Financial Officer

Thomas Tran (CTO/CEO) Age 51. Mr. Tran will handle all aspects of management for the business. Thomas will be responsible for providing strategic leadership for the company by working with the Board and management team to establish long-range goals, strategies, plans, and policies. He will also be responsible for establishing the OptiLeaf’s technical vision and leading all aspects of technology development, according to the Company’s strategic direction and growth objective. During the last 5 years, Thomas was the CEO of Eman Technologies, Inc. Eman Technology is a Free-to-Air (FTA) satellite equipment distributor, developer, and importer. It distributes satellite reception equipment to broadcasters and equipment resellers as well as providing direct to home “DTH” sales and call center support services. Thomas resigned as CEO of Eman on 12-31-2014 to concentrate on OptiLeaf. Mr. Tran currently holds no official position with Eman, other than assisting in the wind up of the business of Eman, which is being discontinued.

Thomas received his BS degree in computer science from Wichita State University, as well as an MBA degree from Webster University.

Nick Nguyen (COO/CFO) Age 39 Mr. Nguyen will take OptiLeaf’s mission and communicate it daily within the organization to ensure that all team members clearly understand the plan and the business. During the past 5 years, Nick was a Founder and as CEO ran CN Cash for Gold in Kansas City and Wichita Kansas. Nick earned a BS degree in Aerospace Engineering from Wichita State University in Kansas.

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

Name and Principal Position	Year Ended 12/31	Salary ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Tran, CEO/CTO, President, Secretary and Treasurer	2017	$0			$0

Nick Nguyen, COO/CFO	2017	$0			$0

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 31, 2017, (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

	Amount and Nature of Beneficial	Percentage
Name and Address of Beneficial Owner	Ownership	of Class (1)
Executive Officers and Directors
Thomas Tran	3,869,271	18.0%
Michael Janzen	3,869,271	18.0%
Nick Nguyen	3,869,271	18.0%
Wilbur N. Gregory	3,869,271	18.0%

(1)

Based on 21,443,753 shares of common stock issued and outstanding as of December 31, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

The following table includes all fees billed for auditing and any other services provided to us by Soles, Heyn and Company, LLP for the fiscal year ended December 31, 2017 and by Soles, Heyn and Company LLP, for the fiscal year ended December 31, 2016:

	2017	2016
Audit Fees	$12,000	$19,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,000	$19,500

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Articles of Incorporation. **
3.2	By-Laws. **
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

______________

*    Filed herewith

**  Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2018

Optileaf Inc

/s/ Thomas Tran
Name:	Thomas Tran
Title:	Chief Executive Officer, Chief Technology Officer, President, Secretary & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Tran	Chief Executive Officer, Chief Technology Officer	April 27, 2018
Thomas Tran	President, Secretary & Treasurer

/s/ Nick Nguyen	Chief Financial Officer & Chief Operating Officer	April 27, 2018
Nick Nguyen

11