Form 10-Q
period 2018-03-31
OPTILEAF, INC.
filed 2018-05-22
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No☒

As of March 31, 2018, the registrant had 21,443,752 shares of its common stock outstanding.

OptiLeaf Incorporated

Balance Sheets

March 31, 2018 and December 31, 2017

(unaudited)

	March 31, 2018	December 31, 2017

ASSETS

Current Assets:
Cash	$20,364	$17,197
Accounts receivable	500	6,150
Inventory	6,197	4,397
Total current assets	27,060	27,744

Computer equipment, net	-	-

Other Assets
Employee advance	2,255	$2,255
Security deposit	1,144	1,144
Total other assets	3,399	3,399

	$30,459	$31,143

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$23,852	$24,902
Total current liabilities	23,852	24,902

Long Term Loan – related parties	45,000	-
	45,000	-
Commitments

Stockholders' Equity:
Common stock, no par value; 100,000,000 shares authorized, 21,433,752 shares issued and outstanding at March 31, 2018 and December 31, 2017	746,000	746,000
Treasury Stock, at cost, 1,000,000 shares at March 31, 2018 and December 31, 2017 respectively	(40,000)	(40,000)
Accumulated deficit	(744,393)	(699,759)
	(38,393)	6,241

	$30,459	$31,143

See accompanying notes to condensed unaudited financial statements.

OptiLeaf Incorporated

Statements of Operations

(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Sales	$5,234	$7,451
Cost of goods sold	-	-
Gross income	5,234	7,451

Expenses:
Professional fees	4,250	3,868
Payroll and benefits	32,487	39,342
Rent	5,293	4,082
Supplies	848	3,858
Travel	331	1,662
Research and Development	3,628	-
Other	3,031	5,261
	49,868	58,073

Loss from operations	(44,634)	(50,622)

Other income
Interest income	-	21
Net loss before provision for income taxes	(44,634)	(50,601)

Provision for income taxes	-	-

Net loss	$(44,634)	$(50,601)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	21,443,752	19,210,419

See accompanying notes to condensed unaudited financial statements.

OptiLeaf Incorporated

Statement of Cash Flows

(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(44,945)	$(50,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	876
Decrease (Increase) in:
Employee advance	(2,255)
Security deposits		-
Inventory	1,800
Accounts receivable	5,650	(7,451)
Accounts payable and accrued expenses	(1,019)	(10,227)
Net cash used in operating activities	(41,833)	(67,403)

Cash flows from investing activities:
Employee Advance	-	-
Purchase of Equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Settlement of stock subscription receivable	-	-
Loan	45,000	-
Treasury Stock Purchase	-	-
Net cash provided by financing activities	45,000	-

Net increase (decrease) in cash	3,167	(67,403)
Cash at beginning of period	17,197	194,778
Cash at end of period	$20,664	$127,375

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to condensed unaudited financial statements.

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

OptiLeaf Incorporated ("OptiLeaf" or the "Company") was incorporated in Florida in August 2014. The Company has been in the development stage since inception and has generated minimal sales to date. The Company plans to develop, market and sell integrated software and hardware to the agriculture industry for the seamless tracking and management of growth, task automation and sale of their clients' products.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year. The unaudited condensed financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2018 and December 31, 2017, the Company had no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives (3 years) of the related assets using the straight-line depreciation method. Property and equipment is fully depreciated.

Maintenance and repairs are charged to operations when incurred. Betterments and improvements are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are reduced, and any gain or loss is included in operations.

Capitalized Software Development Costs

Software development costs are expensed as incurred until technological feasibility of the product is established. Development costs incurred subsequent to technological feasibility will be capitalized and amortized on a straight-line basis over the estimated economic life of the product. Capitalization of computer software costs will be discontinued when the computer software product is available to be sold, leased, or otherwise marketed. Amortization will begin when the product is available for release to customers. Management has determined as of March 31, 2018 that the software has not yet reached the stage of technical feasibility.

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

Revenue is recognized as the Company satisfies its performance obligation over time in the amount of consideration which the Company expects it will be entitled in exchange for transferring promised goods or services to its customers. Revenue will be presented net of returns.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts which represents its best estimate of probable losses inherent in the accounts receivable balance. The Company evaluates specific accounts when it becomes aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings, or bankruptcy. The Company periodically adjusts this allowance based upon its review and assessment of each category of receivables. As of March 31, 2018, the allowance for doubtful accounts was $0.

Research and Development

The cost of research and development is charged to expense when incurred.

Net Loss Per Common Share

Basic net loss per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net loss per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at March 31, 2018 and 2017.

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

The Federal and state income tax returns of the Company for years subsequent to 2013 are subject to examination by the internal Revenue Service and state taxing authorities for three (3) years from the date filed.

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

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Pursuant to ASC No. 820, "Fair Value Measurement and Disclosures", the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2018 and December 31, 2017. The Company's financial instruments consist of accounts payable and accrued expenses. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from August 11, 2014 (inception) to March 31, 2018, the Company incurred a net loss of approximately $744,000. In addition, the Company has just started revenue generating operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Note 3. COMPUTER EQUIPMENT (NET)

Equipment is recorded at cost and consisted of the following:

	March 31,	December 31,
	2018	2017
Computer equipment	$10,514	$10,514
Less: accumulated depreciation	(10,514)	(10,514)
	$0	$0

Depreciation expense was $0 and $876 for each of the quarters ended March 31, 2018 and 2017 respectively.

Note 4. LONG-TERM DEBT

The Company borrowed $30,000 from its CEO and $15,000 from its CFO as of March 31, 2018. The debt carries a 3% interest rate. The interest accrues and is payable at maturity in March of 2020.

Note 5. STOCKHOLDERS' EQUITY

Common stock

The Company has authorized 100,000,000 shares of no par value common stock. At March 31, 2018, the number of shares of common stock issued was 20,433,752.

Treasury stock

On September 20, 2016, the Board of Directors authorized the Company to repurchase one million shares of common stock for $40,000. These treasury stock shares may at any time be canceled upon the Board of Directors approval. The Board has not made such election.

Note 6. CONCENTRATION CREDIT RISK

The Company maintains its cash balances in a local financial institution which at times may exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation (FDIC).

Note 7. COMMITMENTS AND CONTINGENCIES

The Company leases its offices in a month to month arrangement. The monthly minimum lease payments are $1,144 plus a pro rata share of operating expenses.

Note 8. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21)%
0%

At March 31, 2018, the Company has a net operating loss carryforward of approximately $744,000 for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2034. The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2018 and December 31, 2017. The change in the valuation allowance was approximately $82,000 and $95,000 for the years ended December 31, 2017 and 2016, respectively. The principal difference between the operating loss for income tax purposes and reporting purposes is disallowed meals and entertainment and a temporary difference in depreciation expense.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from our unaudited financial statements, herein, for the period from inception, August 11, 2014 through March 31, 2018.  The unaudited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the related notes contained elsewhere in this prospectus. The financial statements contained elsewhere in this prospectus fully represent our financial condition and operations; however, they are not indicative of our future performance.

Overview

We were incorporated under the laws of the State of Florida on August 11, 2014. OptiLeaf, Inc. was formed to provide a world-class fully integrated turn-key growth management system for the cannabis industry to help dispensary owners, grow operations and caregivers increase their sales and reduce costs, increase their company’s productivity and profitability and reduce or eliminate the need for manual labor while maximizing yield. We are presently a development stage company with minimal customers, sales, suppliers, or inventory as of this filing.

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

Optileaf plans on commencing the development of its wireless network censors in the latter half of 2018. We believe our integrated hardware will be capable of monitoring and adjusting light, soil moisture, CO2, temperature, ventilation, nutrients, and humidity as needed, in real time and around-the-clock.

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

In the period from inception (August 11, 2014) through March 31, 2018 we had approximately $32,000 of revenue and our net loss was approximately $744,000. As of March 31, 2018, we had total current assets of approximately $30,000 and total current liabilities of approximately $24,000.

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

There is a total of 7,300 potential customers in the states of Colorado, Oregon and Washington.

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

Results of Operations

We have conducted minimal operations during the period from inception (August 11, 2014) to March 31, 2018. We generated revenue of approximately $32,000 during this period.  We had net losses of approximately $744,000 for the period from inception (August 11, 2014) to March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2018, we had cash of $20,363.  Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our Founders and Private Placement of securities. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions as we commence operations,

●	Research and Development,

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2018 and 2017.

	2018	2017
Cash flows used in operating activities	$(41,833)	$(67,403)
Cash flows from investing activities	0	0
Cash flows provided by financing activities	45,000	0
Net increase in cash and cash equivalents	$3,167	$(67,403)

We plan to fund our activities during and beyond 2018 through our existing cash on hand and through revenue generated through the sale of our product, and through additional debt or equity financing if available. We cannot be certain that such funding will be available on acceptable terms, or available at all. To the extent that we raise additional funds by issuing debt or equity securities or through bank financing, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2018 and December 31, 2017, the Company had no cash equivalents.

Recently Issued Accounting Pronouncements

We do not expect that other recently issued accounting pronouncements will have a material impact on our financial statements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of March 31, 2018, we have not generated significant revenues since inception. We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there is no assurance we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of March 31, 2018, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of March 31, 2018, the Company determined that the following items constituted a material weakness:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (i.e. the first quarter of the fiscal year ended December 31, 2018) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 21, 2018

Optileaf Inc

By:	/s/ Thomas Tran
Name: Thomas Tran
Position: Chief Executive Officer,
Chief Technology Officer
President

By:	/s/ Nick Nguyen
Name: Nick Nguyen Position: Chief Operating Officer, Chief Financial Officer Duly Authorized and Principal Financial Officer

