Form 10-Q
period 2018-06-30
OPTILEAF, INC.
filed 2018-10-22
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

As of June 30, 2018, the registrant had 21,443,752 shares of its common stock outstanding.

i

OptiLeaf Incorporated

Balance Sheets

June 30, 2018 and December 31, 2018

(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$14,308	$17,197
Accounts receivable	500	6,150
Inventory	4,229	4,397
Total current assets	19,037	27,744

Computer equipment, net	-	-

Other Assets
Employee advance	2,255	2,255
Security deposit	1,144	1,144
Total other assets	3,399	3,399

	$22,436	$31,143

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Accounts payable and accrued expenses	$5,405	$24,902
Total current liabilities	5,405	24,902

Long term loan-related parties	85,000	-
Total Liabilities	90,405	24,902

Commitments

Stockholders’ Equity (Deficit):
Common stock, no par value; 100,000,000 shares authorized, 21,433,752 shares issued and 20,433,752 outstanding at June 30, 2018 and December 31, 2107 respectively	746,000	746,000
Treasury Stock, at cost, 1,000,000 shares at June 30, 2018 and December 31, 2107 respectively	(40,000)	(40,000)
Accumulated deficit	(773,969)	(699,759)
Total Stockholders’ Equity (Deficit)	(67,969)	6,241

Total Liabilities and Stockholders’ Equity(Deficit)	$22,436	$31,143

See accompanying notes to condensed unaudited financial statements.

OptiLeaf Incorporated

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Sales	$13,320	$900	$18,554	$900
Cost of goods sold	5,494	-	5,494	-
Gross income	7,826	900	13,060	900

Expenses:
Professional fees	4,471	14,518	8,721	18,387
Payroll	20,692	29,581	53,179	68,923
Rent	6,825	3,432	12,118	7,514
Supplies	4,716	5,716	5,564	9,574
Travel	381	1,596	712	3,228
Other	2,492	4,621	9,153	9,912
	39,577	59,464	89,447	117,538

Net loss before other income and provision for income taxes	(31,751)	(58,564)	(76,387)	(116,638)

Other income
Other income	2,175	-	2,175	7,451
Interest income	2	12	2	34
Net loss before provision for income taxes	(29,575)	(58,552)	(74,210)	(109,153)

Provision for income taxes	-	-	-	-

Net loss	$(29,575)	$(58,552)	$(74,210)	$(109,153)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average number of shares outstanding	21,443,752	19,210,419	21,443,752	19,210,419

See accompanying notes to condensed unaudited financial statements.

OptiLeaf Incorporated

Statement of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(74,210)	$(109,153)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	-	1,752
Decrease (increase) in:	-	-
Account receivable	5,650	(6,950)
Security deposits	-	-
Inventory	168	(7,332)
(Decrease) increase in:
Accounts payable and accrued expenses	(19,497)	3,599
Net cash used in operating activities	(87,889)	(118,084)

Cash flows from investing activities:
Employee Advance	-	(2,000)

Net cash used in investing activities	-	(2,000)

Cash flows from financing activities:
Settlement of stock subscription receivable
Opening Balance Equity
Proceeds from loan-related parties	85,000	-
Treasury Stock Purchase
Net cash provided by financing activities	85,000	-

Net decrease in cash	(2,889)	(120,084)
Cash at beginning of period	17,197	194,778
Cash at end of period	$14,308	$74,694

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2018 and December 31, 2017, the Company had no cash equivalents.

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

Capitalized Software Development Costs

Software development costs are expensed as incurred until technological feasibility of the product is established. Development costs incurred subsequent to technological feasibility will be capitalized and amortized on a straight-line basis over the estimated economic life of the product. Capitalization of computer software costs will be discontinued when the computer software product is available to be sold, leased, or otherwise marketed. Amortization will begin when the product is available for release to customers. Management has determined as of June 30, 2018 that the software has not yet reached the stage of technical feasibility.

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is recognized as the Company satisfies it performance oblication over time in the amount of consideration which the Company expects it will be entitled in exchange for transferring promised goods or services to its customers. Revenue will be presented net of returns.

Revenue is recognized at the time the product is delivered or services are performed. Provision for sales returns will be estimated based on the Company’s historical return experience. Revenue will be presented net of returns.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts which represents its best estimate of probable losses inherent in the accounts receivable balance. The Company evaluates specific accounts when it becomes aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its liquidity or financial viability, credit ratings, or bankruptcy. The Company periodically adjusts this allowance based upon its review and assessment of each category of receivables. As of June 30, 2018, the allowance for doubtful accounts was $0.

Research and Development

The cost of research and development is charged to expense when incurred.

Net Loss Per Common Share

Basic net loss per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net loss per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at June 30, 2018 and 2017.

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

The Federal and state income tax returns of the Company for 2017, 2016 and 2015 are subject to examination by the internal Revenue Service and state taxing authorities for three (3) years from the date filed.

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

Note 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurement and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2018 and December 31, 2017. The Company’s financial instruments consist of accounts payable and accrued expenses. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from August 11, 2014 (inception) to June 30, 2018, the Company incurred a net loss of approximately $774,000. In addition, the Company has just started revenue generating operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

Depreciation expense was $0 and $1,752 for the month ended June 30, 2018 and 2017 respectively.

Note 4. LONG-TERM DEBT

The Company borrowed $30,000 from its CEO, $15,000 from its CFO, and $40,000 from its director as of June 30, 2018. The debt carries a 3% interest rate. The interest accrues and is payable at maturity in March and May of 2020.

Note 5. STOCKHOLDERS’ EQUITY

Common stock

The Company has authorized shares of no par value common stock. At June 30, 2018, the number of shares of common stock issued was 21,433,752, and common stock outstanding was 20,433,752.

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
0%

At June 30, 2018, the Company has a net operating loss carryforward of approximately $774,000 for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2034. The deferred tax asset relating to the operating loss carryforward has been fully reserved at June 30, 2018 and December 31, 2017. The principal difference between the operating loss for income tax purposes and reporting purposes is disallowed meals and entertainment and a temporary difference in depreciation expense.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from our unaudited financial statements, herein, for the period from inception, August 11, 2014 through June 30, 2018.  The unaudited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the related notes contained elsewhere in this prospectus. The financial statements contained elsewhere in this prospectus fully represent our financial condition and operations; however, they are not indicative of our future performance.

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

In the period from inception (August 11, 2014) through June 30, 2018 we had approximately $45,000 of revenue and our net loss was approximately $774,000. As of June 30, 2018, we had total current assets of approximately $19,000 and total current liabilities of approximately $5,400.

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

Our products will be manufactured in the USA, managed by a team possessing years of experience with domestic and overseas production. OptiLeaf does not directly distribute, sell, grow, harvest cannabis or any substances that violate United States law or the Controlled Substances Act, nor does it intend to do so in the future.

While individual components of our system are available from our main competitors, OptiLeaf believes it will have the first and only system to completely integrate all aspects of growth automation and management into one system.

Marketing

OptiLeaf will focus its sales and marketing efforts in the states of Colorado, Oregon, Oklahoma, and Washington at this point. Once the rules and regulations for the state of California are introduced, we plan to expand our marketing efforts into that state as well. We have decided to focus our efforts with the most developed and broadest customer base at this point.

We are currently in the process of interviewing and hiring for full time marketing and sales personnel in Colorado, Oregon and Washington.

There are a total of 8,100 potential customers in the states of Colorado, Oregon, Oklahoma, and Washington.

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

Over the next twelve months, we anticipate expenses of up to $200,000 including general, administrative and corporate expenses.  The extent of such expenses will depend upon the successful implementation of our financing strategy and the acceleration of our business plan accordingly.

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

Results of Operations

We have conducted minimal operations during the period from inception (August 11, 2014) to June 30, 2018. We generated revenue of approximately $45,000 during this period.  We had net losses of approximately $774,000 for the period from inception (August 11, 2014) to June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of $14,308.  Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our Founders and Private Placement of securities. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions as we commence operations,

●	Research and Development,

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2018 and 2017.

	2018	2017
Cash flows used by operating activities	$(87,889)	$(118,084)
Cash flows used by investing activities	0	(2,000)
Cash flows -provided by financing activities	85,000	0
Net decrease in cash and cash equivalents	$(2,889)	$(120,084)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2018, the Company had no cash equivalents.

Recently Issued Accounting Pronouncements

We do not expect that other recently issued accounting pronouncements will have a material impact on our financial statements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of June 30, 2018, we have not generated significant revenues since inception. We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there is no assurance we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of June 30, 2018, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of June 30, 2018, the Company determined that the following items constituted a material weakness:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (i.e. the first and second quarter of the fiscal year ended December 31, 2018) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 17, 2018

Optileaf Inc

By:	/s/ Thomas Tran
	Name:	Thomas Tran
	Position:	Chief Executive Officer,
Chief Technology Officer
President

By:	/s/ Nick Nguyen
	Name:	Nick Nguyen
	Position:	Chief Operating Officer,
Chief Financial Officer
Duly Authorized and
Principal Financial Officer

