Form 10-K
period 2018-12-31
OPTILEAF, INC.
filed 2020-12-22
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-169802

OptiLeaf, Inc.

 (Name of small business issuer in its charter)

Florida	47-1553134
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

924 N Main St. Wichita, KS	67203
(Address of principal executive offices)	(Zip Code)

(855) 678-4532

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
Class A Common Stock	OTC Markets

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, ended June 30, 2020, was $1,253,735.

i

PART I

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

Our POS software works with almost all POS hardware and uses devices that dispensary owners already have. Our powerful custom reports enable dispensary owners and managers to make informed decisions on how to increase profit and reduce operational costs while keeping them in compliant with the state. Our system prevents any sale from exceeding state regulations, automatically verify the customers’ age and their purchase limits, print compliant labels and receipts, and digitally file all patient records and reports.

Our GrowPro growth management software allows cultivators to track with real-time data of their plant’ history including genealogy, events, growth stages, watering and nutrient cycles, yields, harvesting, and every aspect of the grow operations.

Both products have complete integration with Metrc™ (state traceability system) for the State of Colorado, Oregon, and Michigan. This will allow growers and dispensary owners from having to do double entry and manually reporting sales and cultivation data to the state. Sales and cultivation data are automatically downloaded and synced accurately with state traceability systems.

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

Staffing

As of December 31, 2018, we have 3 full time employees. The number of employees will be determined by the projected number of customers and that will need to be attended to.

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

To improve operating efficiency, we plan to use Amazon.com as our order fulfillment company. Their facilities are “state-of-the-art” and their customer satisfaction record is unsurpassed. By outsourcing this function, we can keep internal staffing needs at a minimum and avoid having to expand our telephone network and computer systems. We will also save on shipping costs due to the high-volume discounts Amazon.com earns by serving multiple businesses from one location.

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

Government Regulation

OptiLeaf does not directly distribute, sell, grow, harvest cannabis or any substances that violate United States law or the Controlled Substances Act, nor does it intend to do so in the future. We are a technology provider to the cannabis industry. As such, we are operating within an industry that is very complex in terms of legal requirements and compliance. Cannabis is an illegal drug under Federal Law and is illegal in many states as well. Certain states have made cannabis legal for medicinal use only, but in very few circumstances is it legal to possess or sell cannabis. Although we plan on being a technology provider only, and do not plan of growing, selling or possessing any cannabis, we nevertheless must comply with, and our business must comply with, a myriad of state and local laws and regulations regarding our operations, and our operations, as well as our profitability, can be significantly affected by all of these laws and how they affect the businesses or our customers.

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

The Company has consolidated its operations and has eliminated its two previous leases in favor of one lease, in a property owned by two related persons, that was supposed to commence on August 10, 2018, at a monthly payment of $2,000 plus the Company’s pro rata share of operating expenses. The monthly rental and operating cost payments have not been made and the parties agreed to rescind it.

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

Market Information

Our common stock has been approved for trading on the Over the Counter (OTC) Markets under the symbol OPLF since March 15, 2016. The OTC Markets is a quotation service that displays real-time quotes, last-sale prices, and volume information in over the counter, or the OTC, equity securities.

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

Holders

As of December 31, 2018, we had 28 shareholders of our common stock.

Transfer Agent and Registrar

ClearTrust, LLC is currently the transfer agent and registrar for our common stock. Its address is 16540 Pointe Village Dr., Suite 206, Lutz, FL 33558. Its phone number is (813) 235-4490.

Authorized Capital Stock

Our authorized stock consists of 100,000,000 shares of common stock, with no par value. There are currently 20,777,086 shares of common stock issued and outstanding, as of December 31, 2018.

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

The information and financial data discussed below is derived from our audited financial statements for the years ended December 31, 2017 and 2018. The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the related notes contained elsewhere in this prospectus. The financial statements contained elsewhere in this prospectus fully represent our financial condition and operations; however, they are not indicative of our future performance.

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

Through December 31, 2018 our cumulative deficit was $856, 483 compared to a cumulative net loss as of December 31, 2017 of $699,759. On December 31, 2018 we had total current assets of $13,590 and total current liabilities of $29,028 compared to total current assets of $27,744 and total current liabilities of $24,902 on December 31, 2017.

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

Plan of Operation

OptiLeaf plans to partner with popular online live menu providers, CRM, and credit card payment systems to offer credit card and debit card acceptant and to provide real time online inventory and pricing data.

For the year of 2019, the Company plans to hire more staff, build brand awareness and increase sales, plus the following:

1.	Integrating credit card/debit card with our Point of sales (POS) system

2.	Integrating with online directories like Leafly, weedmaps, and more.

3.	Hire a Chief Revenue officer to in charge of all OptiLeaf’s revenue streams, by leveraging and aligning all revenue-generating departments: Marketing, Sales, and Customer Experience/Customer Success.

4	Centralize sales and marketing to our headquarter office.

5.	Focus more on direct and indirect marketing campaigns.

6.	Continue to work directly with Cannabis and Software Consultants to build out OptiLeaf brand awareness.

Results of Operations

Because we are in a developmental stage and have been conducting development operations our revenue has been minimal. We generated revenue of $47, 697 during the year ended December 31, 2018 compared to $26,749 during the year ended December 31, 2017. Cost of sales increased to $10,810 for the year ended December 31, 2018, compared to $7,944 for the year ended December 31, 2017. During those same periods, we had gross margins of $36,887 or 77% of sales compared to $18,805 or 70% of sales, for the year ended December 31, 2017. During those same time periods operating expenses decreased to $192,468 from $225,278 resulting in a net loss for the fiscal year ending December 31, 2018 of $155,581 compared to a net loss of $206,473 for the fiscal year ending December 31, 2017. The decrease in net loss was due primarily to a reduction in professional fees and payroll, and a general reduction in other overhead items.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of $11,290, compared to $17,197 as of December 31, 2017. Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our founders, investors, and from licensing of our software suite. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

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

AUDIT REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders’ of Optileaf, Incorporated.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Optileaf, Incorporated. (the Company) as of December 31, 2018 and the related statement of operations, shareholders’ deficit and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and for the year ended December 31, 2018 the Company had a net loss of $156,679, had net cash used in operating activities of $140,907, and had negative working capital of $15,438. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2019.
Margate, Florida
December 18, 2020

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of OptiLeaf, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of OptiLeaf, Inc. (the Company) as of December 31, 2017, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Soles, Heyn & Company, LLP

Soles, Heyn & Company, LLP

West Palm Beach, Florida

April 27, 2018

400 Executive Center Drive, Suite 203
West Palm Beach, FL 33401

561-429-6625

OptiLeaf Incorporated

Balance Sheets

	December 31
	2018	2017
ASSETS
Current Assets:
Cash	$11,290	$17,197
Accounts receivable	2,300	6,150
Inventory	-	4,397
Total current assets	13,590	27,744

Other Assets
Employee advance	-	2,255
Security deposit	-	1,144
Total other assets	-	3,399

Total Assets	$13,590	$31,143

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$17,797	$24,902
Accrued payroll	7,262	-
Deferred revenue	3,969	-
Total current liabilities	29,028	24,902

Long term loans payable - related parties	45,000
Long term loans payable	40,000	-
Total long term liabilities	85,000	-

Total Liabilities	114,028	24,902

Commitments and Contingencies (Note 7)	-	-

Stockholders’ Equity (Deficit):
Common stock, no par value; 100,000,000 shares authorized; 20,777,086 and 20,443,752 issued and outstanding at December 31, 2018 and 2017, respectively.	796,000	746,000
Treasury Stock, at cost, 1,000,000 shares at December 31, 2018 and 2017 respectively	(40,000)	(40,000)
Accumulated deficit	(856,438)	(699,759)
Total Stockholders’ Equity (Deficit)	(100,438)	6,241

Total Liabilities and Stockholders’ Equity(Deficit)	$13,590	$31,143

See accompanying notes to financial statements.

OptiLeaf Incorporated

Statements of Operations

	For the Years Ended
	December 31
	2018	2017
Revenue
Product sales and services	$40,697	$26,749
Product sales and services, related party	7,000	-
Total revenue	47,697	26,749
Cost of goods sold	(10,810)	(7,944)
Gross income	36,887	18,805

Operating Expenses:
Travel	1,257	5,221
Supplies	10,744	15,489
Other	17,781	29,561
Professional fees	19,531	30,916
Rent	23,867	19,389
Payroll	119,288	124,702
Total operating expenses	192,468	225,278

Net loss before other income and provision for income taxes	(155,581)	(206,473)

Other income (expense)
Miscellaneous income	719	-
Interest income	4	40
Interest expense	(1,821)	-
Total other income	(1,098)	40

Net loss before provision for income taxes	(156,679)	(206,433)

Provision for income taxes	-	-

Net loss	$(156,679)	$(206,433)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average number of shares outstanding	$20,588,958	$20,289,688

See accompanying notes to financial statements.

OptiLeaf Incorporated

Statement of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2018 and 2017

	Common Stock		Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Equity(Deficit)
Balance, December 31, 2016	20,210,419	$711,000	1,000,000	$(40,000)	$(493,326)	$177,674

Issuance of shares for cash	233,333	35,000	-	-	-	35,000

Net loss	-	-	-	-	(206,433)	(206,433)

Balance, December 31, 2017	20,443,752	746,000	1,000,000	(40,000)	(699,759)	6,241

Common shares sold for cash	333,334	50,000	-	-	-	50,000

Net Loss	-	-	-	-	(156,679)	(156,679)

Balance, December 31, 2018	20,777,086	$796,000	1,000,000	$(40,000)	$(856,438)	$(100,438)

See accompanying notes to financial statements

OptiLeaf Incorporated

Statements of Cash Flows

	For the years ended
	December 31
	2018	2017
Cash flows from operating activities:
Net loss	(156,679)	$(206,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	2,660
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	3,850	(6,150)
Decrease (increase) in inventory	4,397	(4,397)
Decrease (Increase) in employee advance	2,255	(2,255)
Decrease in security deposit	1,144	-
Increase in accrued payroll	7,262	-
Decrease in accounts payable and accrued expenses	(7,105)	3,994
Increase in deferred revenue	3,969	-
Net cash used in operating activities	(140,907)	(212,581)

Cash flows from investing activities:
Net cash used in investing activities	-	-
	-	-
Cash flows from financing activities:
Common shares sold for cash	50,000	35,000
Proceeds from sale of note payable	40,000
Proceeds from loans from related parties	45,000	-
Net cash provided by financing activities	135,000	35,000

Net decrease in cash	(5,907)	(177,581)

Cash at beginning of period	17,197	194,778
Cash at end of period	$11,290	$17,197

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,821	$-
Income taxes	$-	$-

See accompanying notes to financial statements

OptiLeaf, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2018 and 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2018, the Company had no cash equivalents.

Accounts Receivable

The Company has $2,300 and $6,150 of trade accounts receivable at December 31, 2018 and 2017. The Company reviews the accounts receivable, at least quarterly, and, if appropriate, records an allowance for doubtful accounts. No allowance was required as of December 31, 2018 and 2017.

Inventory

The Company maintains a minimal inventory, at cost, to provide its clients with the necessary hardware required to avail themselves of the internet service.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost. Depreciation is expensed over the estimated useful lives (3 years) of the related assets using the straight-line depreciation method.

Maintenance and repairs are charged to operations when incurred. Betterments and improvements are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are reduced, and any gain or loss is included in other income (expense) in the Statement of Operations for the Years Ended December 31, 2018 and 2017.

Capitalized Software Development Costs

Software development costs are expensed as incurred until technological feasibility of the product is established. Development costs incurred subsequent to technological feasibility will be capitalized and amortized on a straight-line basis over the estimated economic life of the product. Capitalization of computer software costs will be discontinued when the computer software product is available to be sold, leased, or otherwise marketed. Amortization will begin when the product is available for release to customers. Management has determined as of December 31, 2018 that the software has not yet reached the stage of technological feasibility. The Company has not maintained specific cost records, but estimates that $107,000 and $112,500 has been expensed for software development and is included in payroll expense for the years ended December 31, 2018 and 2017 respectively.

Revenue Recognition

Effective January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted ASC 606 using the modified retrospective method, which did not have an impact on its financial statements. The Company recognizes revenue from product sales or services rendered when the following five revenue recognition criteria are met: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

OptiLeaf, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2018 and 2017

The Company receives payments from individual clients. As the period between the time of service and time of payment is typically less than 30 days, the Company elected the practical expedient under ASC 606-10-32-18 and does not adjust for the effects of a significant financing component. Revenue is recognized at the point of time at the conclusion of when services are performed for individual clients and all performance obligations have been met.

The Company recognizes revenue from product sales or services rendered when the five revenue recognition criteria are met: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

Research and Development

The cost of research and development is charged to expense when incurred.

Net Loss per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, and stock options) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2018 and 2017.

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

The Federal and state income tax returns of the Company for 2018, 2017 and 2016 are subject to examination by the internal Revenue Service and state taxing authorities for three (3) years from the date filed. The Company has filed returns through to 2018.

Stock-Based Compensation

The Company follows ASC 718 - 10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718 - 10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant - date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options; nor has it made any awards of stock, or stock equivalents.

Fair Value of Financial Instruments and Fair Value Measurements

ASC 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

OptiLeaf, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2018 and 2017

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model - derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash equivalents, accounts payable, loans payable, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that OptiLeaf, Inc. Notes to Financial statements As of December 31, 2018 the recorded values of all of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”), which requires all leases with a term greater than 12 months to be recognized on the balance sheet, while lease expenses would continue to be recognized in the statement of operations in a manner similar to current accounting guidance. We will make an accounting policy election that will keep leases with an initial term of 12 months or less off of the balance sheet and will result in recognizing those lease payments in our consolidated statements of operations on a straight-line basis over the lease term. The new standard establishes a right-of-use model (ROU) asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. ASU 2016-02 will be effective for the Company on January 1, 2019. We anticipate adopting ASU 2016-02 on a modified retrospective basis effective January 1, 2019, without adjusting comparative periods presented. The Company does not have any leases which meet the criteria.

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

The Company has experienced losses, from operations, during its development stage, as a result of the investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception through December 31, 2018, the Company incurred accumulated losses of $856,438, compared to a cumulative loss through December 31, 2017, of $699,759. For the year ended December 31, 2018 the Company sustained a loss of $156,679 and had negative working capital of $15,438 compared to a loss of $206,433 and working capital of $2,842 for the year ended December 31, 2017. In addition, the Company has minimal revenue generating from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

During the year ended December 31, 2018 the Company used $140,907 for operating expenses compared to $212,581 during the year ended December 31, 2017. The Company generated $50,000 from the sale of common stock, $40,000 from the issuance of notes payable and $45,000 from related parties, during the year ended December 31, 2018 compared to $35,000 from the sale of stock during the year ended December 31, 2017.

OptiLeaf, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2018 and 2017

The ability of the Company to continue as a going concern is in doubt and is dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations.

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

The accompanying financial statements do not include any adjustment to the recorded assets or liabilities that might be necessary should the Company have to curtail operations or be unable to continue in existence.

Note 3. COMPUTER EQUIPMENT

Equipment is recorded at cost and consisted of the following at December 31, 2018 and 2017:

	2018	2017
Computer equipment	$-	$10,514
Less: accumulated depreciation	-	(10,514)
	$-	$-

Depreciation expense was $0 and $2,660 for the years ended December 31, 2018 and 2017, respectively.

Note 4. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, two related party shareholders made unsecured loans, to the Company, totaling $45,000, maturing on April 1, 2020, bearing interest of 3%. See subsequent events, note 9.

During the year ended December 31, 2018, a related party purchased, from the company, $7,000 worth of services, which were paid for on December 14, 2018.

Note 5. STOCKHOLDERS’ EQUITY

Common stock

The Company has authorized 100,000,000 shares of no par value common stock. At December 31, 2018 and 2017, the number of shares of common stock issued was 20,777,086 and 20,443,752 respectively.

On September 14, 2017, the Company issued, for cash, to an investor, 233,333 restricted common shares for $35,000, recorded at a cost of $0.15 per share.

On July 25, 2018, the Company issued, for cash, to two investors, 333,334 restricted common shares for a total of $50,000, recorded at a cost of $0.15 per share.

Treasury stock

On September 20, 2016, the Board of Directors authorized the Company to repurchase one million shares of common stock for $40,000. These treasury stock shares may, at any time, be canceled upon the Board of Directors approval. The Board has not made such election. See subsequent event note 9.

Note 6. CONCENTRATION CREDIT RISK

At December 31, 2018 the Company had two non – related customers that owed 58.5% and 41.5% of total accounts receivable, compared to December 31, 2017 when four non – related customers owed 47.8%, 39.1%, 13% and 17.2%.

The Company maintains its cash balances in a local financial institution which at times may exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation (FDIC). On December 31, 2018 and 2017the Company did not have cash balances which would exceed the limit.

OptiLeaf, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2018 and 2017

Note 7. COMMITMENTS AND CONTINGENCIES

On August 10, 2018 the Company leased its offices for six years, payable at the rate of $2,000 per month, plus the Company’s pro rata share of operating expenses. No payment was made. The lease was subsequently cancelled and rescinded.

Note 8. INCOME TAXES

The Company accounts for income taxes under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Tax Cuts and Jobs Act of 2017 changed the top corporate tax rate from 35% to one rate of 21%. This rate will be effective for corporations whose tax year begins after January 1, 2018, and it is a permanent change. Under ASC 740, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The resulting amendments to IRC Section 172 disallow the carryback of net operating losses but allow for the indefinite carryforward of those net operating losses. Pursuant to Section 172(e)(2) of the statute, the amended carryback and carryover rules apply to any net operating loss arising in a taxable year ending after December 31, 2017. In addition to the carryover and carryback changes, the Act also introduces a limitation on the amount of net operating losses that a corporation may deduct in a single tax year under section 172(a) equal to the lesser of the available net operating loss carryover or 80 percent of a taxpayer’s pre-NOL deduction taxable income (the “80-percent limitation”). This limitation applies only to losses arising in tax years that begin after December 31, 2017 based upon section 172(e) (1) of the amended statute.

The new tax bill reduced the federal income tax rate for corporations from 35% to 21%.

At December 31, 2018, the Company has a net operating loss carryforward of approximately $856,438 for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2035. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2018 and 2017. The change in the valuation allowance was approximately $32,429 and $95,000 for the years ended December 31, 2018 and 2017, respectively. The principal difference between the operating loss for income tax purposes and reporting purposes is disallowed meals and entertainment and a temporary difference in depreciation expense.

Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

Cumulative loss December 31, 2018 and 2017	$(856,438)	$(699,759)

	December 31
	2018	2017
Deferred tax benefits	$179,852	$146,949
Valuation allowanve	(179,852)	(146,949)
Net deferred tax asset	$-	$-

Note 9. SUBSEQUENT EVENTS

During the year ended December 31, 2019 the Company transferred the 1,000,000 common shares being held as treasury stock, to the two related party note holders, to reduce the loans by $40,000.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of December 31, 2018, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2018, the Company determined that the following items constituted a material weakness:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (i.e. the fourth quarter of the fiscal year ended December 31, 2018) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Thomas Tran	52	Chief Executive Officer, Chief Technical Officer, President, Treasurer and Secretary
Nick Nguyen	40	Chief Operating Officer, Chief Financial Officer

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

Summary Compensation Table — January 1 2017 through December 31, 2018.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year Ended 12/31	Salary ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Tran, CEO/CTO, President, Secretary and Treasurer	2018	$-			$-
	2017	$-			$-

Nick Nguyen, COO/CFO	2018	$-			$-
	2017	$-			$-

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 31, 2018, (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 924 N Main St., Wichita, KS, 67203.

	Ownership	Percent of Class (1)
Executive Officers and Directors
Thomas Tran	7,680,313	35.3%
Michael Janzen	1,724,896	7.9%
Nick Nguyen	5,738,542	26.4%
Wilbur N. Gregory	1,900,000	8.7%

(1)	Based on 21,443,752 shares of common stock issued and outstanding as of December 31, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Other than stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;

(B)	Any proposed nominee for election as our director;

(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our shares; or

(D)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Item 14.	Principal Accounting Fees and Services

The following table includes $5,000 fees billed for auditing and other services provided to us by Soles, Heyn and Company, LLP, plus $9,000 billed by Assurance Dimensions, for the fiscal year ended December 31, 2018 and by Soles, Heyn and Company LLP, for the fiscal year ended December 31, 2017:

	2018	2017
Audit Fees	$14,000	$12,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$14,000	$12,000

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Articles of Incorporation. **
3.2	By-Laws. **
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
**	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 18, 2020

Optileaf Inc

/s/ Thomas Tran
Name:	Thomas Tran
Title:	Chief Executive Officer,
Chief Technology Officer,
President, Secretary & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Tran	Chief Executive Officer, Chief Technology Officer	December 18, 2020
Thomas Tran	President, Secretary & Treasurer

/s/ Nick Nguyen	Chief Financial Officer & Chief Operating Officer	December 18, 2020
Nick Nguyen