Form 10-Q
period 2019-03-31
OPTILEAF, INC.
filed 2021-06-25
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

As of March 31, 2019, the registrant had 20,943,753 shares of its common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

i

OptiLeaf, Inc.

Balance Sheets

	March 31	December 31
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash	$18,329	$11,290
Accounts receivable	4,735	2,300
Inventory	4,230	-
Total current assets	27,294	13,590

Total Assets	$27,294	$13,590
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$18,260	$17,797
Accrued payroll	5,743	7,262
Deferred revenue	8,261	3,969
Total current liabilities	32,264	29,028

Long term loans payable - related parties	45,000	45,000
Long term loans payable	40,000	40,000
Total long term liabilities	85,000	85,000

Total Liabilities	117,264	114,028

Commitments and Contingencies (Note 7)	-	-

Stockholders’ Deficit
Common stock, no par value; 100,000,000 shares authorized; 20,943,753 and 20,777,086 issued and outstanding at March 31, 2019 and December 31, 2018, .	821,000	796,000
Treasury Stock, at cost, 1,000,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	(40,000)	(40,000)
Accumulated deficit	(870,970)	(856,438)
Total Stockholders’ Deficit	(89,970)	(100,438)

Total Liabilities and Stockholders’ Deficit	$27,294	$13,590

(See accompanying notes to unaudited financial statements)

OptiLeaf, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31
	2019	2018
Revenue
Product sales and services	$23,107	$5,234
Cost of goods sold	(6,083)	-
Gross income	17,024	5,234

Expenses:
Other	3,639	3,031
Payroll	16,350	32,487
Professional fees	9,810	4,250
Rent	2,374	5,293
Research and development	-	3,628
Supplies	210	848
Travel	948	331
Total operating expenses	33,331	49,868

Net loss before other income and provision for income taxes	(16,307)	(44,634)

Other income (expense)
Interest income	1,821	-
Total other income (expense)	1,821	-

Net loss before provision for income taxes	(14,486)	(44,634)
Provision for income taxes

Net loss	$(14,486)	$(44,634)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	20,827,086	21,443,752

(See accompanying notes to unaudited financial statements)

OptiLeaf, Inc.

Statements of Stockholders’ (Deficit)

For the Three Months Ended March 31, 2019 and 2018

(unaudited)

						Total
	Common Stock		Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	(Deficit)

Balances, December 31, 2018	20,777,086	$796,000	1,000,000	$(40,000)	$(856,484)	$(100,484)

Common shares sold for cash	166,667	25,000	-	-	-	25,000

Net loss for the three months	-	-	-	-	(14,486)	(14,486)

Balances, March 31 2019	20,943,753	$821,000	1,000,000	$(40,000)	(870,970)	(89,970)

Balance, December 31, 2017	20,433,752	$746,000	1,000,000	$(40,000)	$(699,759)	$6,241

Net loss for the three months	-	-	-	-	(44,634)	(44,634)

Balances, March 31, 2018	20,433,752	$746,000	1,000,000	$(40,000)	$(744,393)	$(38,393)

(See accompanying notes to unaudited financial statements)

OptiLeaf, Inc.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31
	2019	2018
Cash flows from operating activities:
Net loss	$(14,486)	$(44,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	(2,435)	5,650
Decrease (increase) in inventory	(4,230)	1,800
Decrease (Increase) in employee advance	-	(2,255)
Increase (decrease) in accrued payroll	(1,519)	-
Increase (decrease) in accounts payable and accrued expenses	417	(1,019)
Increase (decrease) in deferred revenue	4,292	-
Net cash used in operating activities	(17,961)	(41,833)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Common shares sold for cash	25,000	-
Proceeds from sale of note payable	-	45,000
Net cash provided by financing activities	25,000	45,000

Net increase (decrease) in cash	7,039	3,167

Cash at beginning of period	11,290	17,197
Cash at end of period	$18,329	$20,664

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

(See accompanying notes to unaudited financial statements)

OptiLeaf, Inc.

Notes to Financial Statements

For the Three Months Ended March 31, 2019

(unaudited)

Note 1. ORGANIZATION AND OPERATIONS

Organization

OptiLeaf Incorporated (“OptiLeaf” or the “Company”) was incorporated in Florida in August 2014. The Company has been in the infancy stage since inception and has generated minimal sales to date. The Company plans to develop, market and sell integrated software and hardware to the agriculture industry for the seamless tracking and management of growth, task automation and sale of their clients’ products.

Note 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of OptiLeaf, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2018 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on March 27, 2019.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended December 31, 2018, as reported on March 27, 2019 in the Company’s Form 10K, have been omitted.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds. At March 31, 2019, the Company had no cash equivalents.

Accounts Receivable

The Company has $4,735 and $2,300 of trade accounts receivable at March 31, 2019 and December 31, 2018. The Company reviews the accounts receivable, at least quarterly, and, if appropriate, records an allowance for doubtful accounts. No allowance was required as of March 31, 2019 and December 31, 2018.

Inventory

On March 31, 2019 and December 31, 2018 the Company had $4,230 and $0 worth of inventory. The inventory consists of equipment and other items necessary to enable customers to utilize the Company’s proprietary software. Inventory is valued at cost and reviewed each quarter for obsolescence, No impairment was deemed necessary at either March 31, 2019 or December 31, 2018.

OptiLeaf, Inc.

Notes to Financial Statements

For the Three Months Ended March 31, 2019

(unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606. ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company has assessed the impact of the guidance by performing the following five steps analysis:

Step 1: Identify the contract

Step 2: Identify the performance obligations

Step 3: Determine the transaction price

Step 4: Allocate the transaction price

Step 5: Recognize revenue

The Company generates revenue from the sale of its software service. Revenue is recognized monthly through a subscription application which requires the user to pay monthly in advance. If the user does not pay the monthly access fee the Company has the right to cancel the users’ access to the software. Revenue is recognized each month under the terms of a contract with the customer. Satisfaction of contract terms is continuous, but, may be terminated at the Company’s discretion if payment is not received. The amount of consideration the Company expects to receive consists of the agreed upon subscription fee adjusted for any agreed upon changes. In applying judgment, the Company considers customer expectations of performance, materiality and the core principles of ASC Topic 606. The Company’s performance obligations are generally transferred to the customer at a point in time. The Company’s contracts with customers generally do not include any other variable considerations.

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying and feel may be applicable.

OptiLeaf, Inc.

Notes to Financial Statements

For the Three Months Ended March 31, 2019

(unaudited)

Note 3. GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced losses, during its infancy stage, as a result of the investment necessary to achieve its operating plan, which is long-range in nature. As of March 31, 2019 the Company has sustained accumulated losses of $870,970 and had negative working capital of $4,970. For the three months ended March 31, 2019 and 2018 the Company sustained losses of $14,486 and $44,634. In addition, the Company has minimal revenue generating operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

During the three months ended March 31, 2019 the Company had net cash used in operating activities of $17,961 compared to $41,833 during the three months ended March 31, 2018. The Company received $25,000 from the sale of common stock, during the three months ended March 31, 2019 compared to $45,000 from the issuance of a note payable during the three months ended March 31, 2018.

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

Note 4. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019, two related party shareholders made unsecured loans, to the Company, totaling $45,000, maturing on April 1, 2020, bearing interest of 3%. $40,000 was repaid on December 31, 2019 by the transfer, of the 1,000,000 previously issued treasury shares, to the two related party shareholders.

Note 5. STOCKHOLDERS’ DEFICIT

Common stock

The Company has authorized 100,000,000 shares of no par value common stock. At March 31, 2019, the number of shares of common stock issued was 20,943,753.

On July 25, 2018, the Company issued, for cash, to two investors, 333,334 restricted common shares for a total of $50,000, recorded at a cost of $0.15 per share.

On March 19, 2019, the Company issued, for cash of $25,000, to an investor, 166,667 restricted common shares recorded at a cost of $0.15 per share.

OptiLeaf, Inc.

Notes to Financial Statements

For the Three Months Ended March 31, 2019

(unaudited)

Note 6. CONCENTRATION CREDIT RISK

At March 31, 2019 the Company had 2 non – related customers that owed 38% and 20% of total accounts receivable, compared to March 31, 2018 when 2 non – related customers owed minimal amounts.

The Company maintains its cash balances in a local financial institution which at times may exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation (FDIC).

Note 7. COMMITMENTS AND CONTINGENCIES

On August 10, 2018 the Company leased its offices for six years, payable at the rate of $2,000 per month, plus the Company’s pro rata share of operating expenses. The space was not utilized and the agreement was terminated, on January 1, 2019, without penalty, by mutual consent.

Note 8. SUBSEQUENT EVENTS

Subsequent to March 31, 2019 and through the date when this report was completed, through the current date, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from our unaudited financial statements, herein, for the period from inception, August 11, 2014 through March 31, 2019.  The unaudited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the related notes contained elsewhere in this prospectus. The financial statements contained elsewhere in this prospectus fully represent our financial condition and operations; however, they are not indicative of our future performance.

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

Results of Operations

We have conducted minimal operations during the period from inception (August 11, 2014) to March 31, 2019. We generated revenue of approximately $23,107 compared to $5,234 during the three months ended March 31, 2019 and 2018 respectively. We had net losses of approximately $14,486 and $44,634 for the three months ended March 31, 2019 and 2018 respectively.

Liquidity and Capital Resources2018

As of March 31, 2019, we had cash of $18,329.  Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our Founders and Private Placement of securities. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions as we commence operations,

●	Research and Development,

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

During the three months ended March 31, 2019 the Company had net cash used in operating activities of $17,961 compared to $41,833 for the three months ended March 31, 2018, and received $25,000 from the sale of common stock compared to, $45,000 from the issuance of notes payable during the three months ended March 31, 2018.

We plan to fund our activities through our existing cash on hand, through revenue generated from the sale of our services, and through additional debt or equity financing. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company had no cash equivalents.

Recently Issued Accounting Pronouncements

We do not expect that other recently issued accounting pronouncements will have a material impact on our financial statements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of March 31, 2019, we have not generated significant revenues since inception. We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there is no assurance we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled ” Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of March 31, 2018, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of March 31, 2018, the Company determined that the following items constituted a material weakness:

●	The Company does not have an independent audit committee which would provide oversight of the Company officers, operations and financial reporting functions.

●	The Company’s accounting department, which consists of a limited number of personnel, does not provide adequate segregation of duties and timely information; and

●	The Company does not have effective controls over period end financial disclosure and reporting processes.

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

Date: June 25, 2021

OptiLeaf Inc

By:	/s/ Thomas Tran
	Name:	Thomas Tran
	Position:	Chief Executive Officer,
Chief Technology Officer
President

By:	/s/ Nick Nguyen
	Name:	Nick Nguyen
	Position:	Chief Operating Officer,
Chief Financial Officer
Duly Authorized and
Principal Financial Officer