Form 10-Q
period 2019-06-30
OPTILEAF, INC.
filed 2021-06-25
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019 the registrant had 20,943,753 shares of its common stock outstanding.

OptiLeaf, Inc.

Balance Sheets

	June 30	December 31
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash	$16,208	$11,290
Accounts receivable	4,675	2,300
Inventory	4,142	-
Total current assets	25,025	13,590

Total Assets	$25,025	$13,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$19,651	$17,797
Accrued payroll	4,073	7,262
Deferred revenue	10,654	3,969
Total current liabilities	34,378	29,028

Long term loans payable - related parties	45,000	45,000
Long term loans payable	40,000	40,000
Total long term liabilities	85,000	85,000

Total Liabilities	119,378	114,028

Commitments and Contingencies	-	-

Stockholders’ Deficit:
Common stock, no par value; 100,000,000 shares authorized; 20,943,753 and 20,777,086 issued and outstanding at June 30, 2019 and December 31, 2018.	821,000	796,000
Treasury Stock, at cost, 0 and 1,000,000 shares at June 30, 2019 and December 31, 2018	(40,000)	(40,000)
Accumulated deficit	(875,352)	(856,438)
Total Stockholders’ Deficit	(94,352)	(100,438)

Total Liabilities and Stockholders’ Deficit	$25,025	$13,590

(See accompanying notes to unaudited financial statements)

OptiLeaf, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Revenue
Product sales and services	$15,822	$13,320	$38,929	$18,554
Cost of goods sold	379	5,494	6,463	5,494
Gross income	15,443	7,826	32,467	13,060

Expenses:
Other	4,439	6,122	8,078	9,153
Payroll	11,250	20,692	27,599	53,179
Professional fees	430	4,471	10,240	8,721
Rent	3,482	6,825	5,857	12,118
Research and development	-	(3,628)
Supplies	744	4,716	954	5,564
Travel	2,076	381	3,024	712
Total operating expenses	22,421	39,579	55,751	89,447

Net loss before other income and provision for income taxes	(6,978)	(31,753)	(23,285)	(76,387)

Other income
Miscellaneous income	2,100	2,175	2,100	2,175
Interest income	450	2	2,271	2
Total other income	2,550	2,177	4,371	2,177

Net loss	$(4,428)	$(29,576)	$(18,914)	$(74,210)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	20,943,753	21,443,752	20,885,742	21,443,752

(See accompanying notes to unaudited financial statements)

OptiLeaf, Inc.

Statement of Stockholders’ Deficit

For the Six and Three Months Ended June 30, 2019 and 2018

(unaudited)

	Common Stock		Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	(Deficit)

Balances, December 31, 2018	20,777,086	$796,000	1,000,000	$(40,000)	$(856,438)	$(100,438)

Common shares sold for cash	166,667	25,000	-	-	-	25,000

Net loss for the six months	-	-	-	-	(18,914)	(18,914)

Balances, June 30, 2019	20,943,753	821,000	1,000,000	(40,000)	(875,352)	(94,352)

For the Three Months ended June 30, 2019

Balances, March 31 2019	20,943,753	$821,000	1,000,000	$(40,000)	(870,970)	(89,970)

Adjustment to reconcile account	-	-	-	-	46	46

Loss for the three months	-	-	-	-	(4,428)	(4,428)

Balances, June 30, 2019	20,943,753	821,000	1,000,000	(40,000)	(875,352)	(94,352)

For the Six Months Ended June 30,2018

Balance, December 31, 2018	20,433,752	$746,000	1,000,000	$(40,000)	$(699,759)	$6,241

Net loss for the six months	-	-	-	-	(74,210)	(74,210)

Balances, June 30, 2018	20,433,752	$746,000	1,000,000	$(40,000)	$(773,969)	$(67,969)

For the Three Months Ended June 30, 2018

Balances, March 31, 2018	20,433,752	$746,000	1,000,000	$(40,000)	$(744,393)	$(38,393)

Net loss for the three months	-	-	-	-	(29,576)	(29,576)

Balances, June 30, 2018	20,433,752	$746,000	1,000,000	$(40,000)	$(773,969)	$(67,969)

(See accompanying notes to unaudited financial statements)

OptiLeaf, Inc.

Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30
	2019	2018
Cash flows from operating activities:
Net loss	$(18,914)	$(74,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	(2,375)	5,650
Decrease (increase) in inventory	(4,142)	168
Increase (decrease) in accrued payroll	(3,189)	-
Increase (decrease) in accounts payable and accrued expenses	1,854	(19,497)
Increase (decrease) in deferred revenue	6,685	-
Net cash used in operating activities	(20,082)	(87,889)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Common shares sold for cash	25,000	-
Proceeds from loan - related parties	-	85,000
Net cash provided by financing activities	25,000	85,000

Net increase (decrease) in cash	4,918	(2,889)

Cash at beginning of period	11,290	17,197
Cash at end of period	$16,208	$14,308

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

(See accompanying notes to unaudited financial statements)

OptiLeaf, Inc

Notes to Financial Statements

For the Six Months Ended June 30, 2019

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds. At June 30, 2019, the Company had no cash equivalents.

Accounts Receivable

The Company has $4,675 and $2,300 of trade accounts receivable at June 30, 2019 and December 31, 2018. The Company reviews the accounts receivable, at least quarterly, and, if appropriate, records an allowance for doubtful accounts. No allowance was required as of June 30, 2019 and December 31, 2018.

Inventory

On June 30, 2019 and December 31, 2018 the Company had $4,142 and $0 worth of inventory. The inventory consists of equipment and other items necessary to enable customers to utilize the Company’s proprietary software. Inventory is valued at cost and reviewed each quarter for obsolescence, No impairment was deemed necessary at either June 30, 2019 or December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OptiLeaf, Inc

Notes to Financial Statements

For the Six Months Ended June 30, 2019

(unaudited)

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

The Company has experienced losses, as a result of the investment necessary to achieve its operating plan, which is long-range in nature, during its infancy stage. As of June 30, 2019 the Company has sustained accumulated losses of $875,352. For the six months ended June 30, 2019 and 2018 the Company sustained a losses of $18,914 and $74,210 and had negative working capital of $9,353. In addition, the Company has minimal revenue generating operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

During the six months ended June 30, 2019 the Company had net cash used in operating activities of $20,082 compared to $87,889 during the six months ended June 30, 2018. The Company received $25,000 from the sale of common stock, during the six months ended June 30, 2019 compared to $85,000 from the issuance of a note payable during the six months ended June 30, 2018.

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

OptiLeaf, Inc

Notes to Financial Statements

For the Six Months Ended June 30, 2019

(unaudited)

Note 4. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, two related party shareholders made unsecured loans, to the Company, totaling $45,000, maturing on April 1, 2020, bearing interest of 3%. $40,000 was repaid on December 31, 2019 by the transfer, of the 1,000,000 previously issued treasury shares, to the two related party shareholders.

Note 5. STOCKHOLDERS’ EQUITY

Common stock

The Company has authorized 100,000,000 shares of no par value common stock. At June 30, 2019, the number of shares of common stock issued was 20,943,753.

On July 25, 2018, the Company issued, for cash, to two investors, 333,334 restricted common shares for a total of $50,000, recorded at a cost of $0.15 per share.

On March 19, 2019, the Company issued, for cash of $25,000, to an investor, 166,667 restricted common shares recorded at a cost of $0.15 per share.

Note 6. CONCENTRATION CREDIT RISK

At June 30, 2019 the Company had 3 non – related customers that owed 30%, 30% and 19% of total accounts receivable, compared to June 30, 2018 when 2 non – related customers owed minimal amounts.

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

Note 8. SUBSEQUENT EVENTS

Subsequent to June 30, 2019 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

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

In the period from inception (August 11, 2014) through June 30, 2019 we had approximately $113,000 of revenue and our net loss was $874,734. As of June 30, 2019, we had total current assets of $25,025 and total current liabilities of approximately $34,378.

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

Results of Operations

We have conducted minimal operations during the period from inception (August 11, 2014) to June 30, 2019. We generated revenue of approximately $113,000 during this period. We had net losses of approximately $875,352 for the period from inception (August 11, 2014) to June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $16,208. Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our Founders and Private Placement of securities. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions as we commence operations,

●	Research and Development,

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

During the six months ended June 30, 2019 the Company had net cash used in operating activities of $20,082 compared to $87,889 for the six months ended June 30, 2018, and received $25,000 from the sale of common stock compared to, $85,000 from the issuance of notes payable during the six months ended June 30, 2018,

We plan to fund our activities through our existing cash on hand, through revenue generated from the sale of our services, and through additional debt or equity financing. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At June 30 30, 2018, the Company had no cash equivalents.

Recently Issued Accounting Pronouncements

We do not expect that other recently issued accounting pronouncements will have a material impact on our financial statements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of June 30, 2019, we have not generated significant revenues since inception. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there is no assurance we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled ” Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of June 30, 2019, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of June 30, 2019, the Company determined that the following items constituted a material weakness:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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