Form 10-Q
period 2019-09-30
OPTILEAF, INC.
filed 2021-06-30
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of September 30, 2019, the registrant had 20,943,753 shares of its common stock outstanding.

OptiLeaf, Inc.

Balance Sheets

	September 30	December 31
	2019	2018
ASSETS	(unaudited)

Current Assets:
Cash	$17,479	$11,290
Accounts receivable	2,275	2,300
Inventory	6,143	-
Total current assets	25,897	13,590

Total Assets	$25,897	$13,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$23,118	$17,797
Accrued payroll	2,709	7,262
Deferred revenue	12,454	3,969
Total current liabilities	38,281	29,028

Long term loans payable - related parties	45,000	45,000
Long term loans payable	40,000	40,000
Total long term liabilities	85,000	85,000

Total Liabilities	123,281	114,028

Commitments and Contingencies (Note 6)		-

Stockholders’ Equity (Deficit):
Common stock, no par value; 100,000,000 shares authorized; 20,943,753 and 20,777,086 issued and outstanding at September 30, 2019 and December 31, 2018	821,000	796,000
Treasury Stock, at cost, 0 and 1,000,000 shares at September 30, 2019 and December 31, 2018 respectively	(40,000)	(40,000)
Accumulated deficit	(878,384)	(856,438)
Total Stockholders’ Deficit	(97,384)	(100,438)

Total Liabilities and Stockholders’ Deficit	$25,897	$13,590

(See accompanying notes to unaudited financial statements)

OptiLeaf, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Revenue
Product sales and services	$21,882	$11,158	$60,811	$29,712
Cost of goods sold	1,174	1,748	7,637	7,242
Gross income	20,709	9,410	53,175	22,470

Expenses:
Other	6,498	1,482	14,576	10,633
Payroll	10,659	35,698	38,258	88,877
Professional fees	1,202	3,330	11,442	12,051
Rent	6,000	3,939	11,857	16,057
Supplies	122	4,540	1,076	10,104
Travel	308	314	3,332	1,026
Total operating expenses	24,789	49,303	80,541	138,748

Net loss before other income and provision for income taxes	(4,080)	(39,893)	(27,366)	(116,278)

Other income
Other income	900	-	3,000	2,175
Interest income	149	2	2,420	4
Total other income	1,049	2	5,420	2,179

Net loss	$(3,031)	$(39,891)	$(21,946)	$(114,099)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average number of shares outstanding	20,943,753	21,556,071	20,885,742	21,518,233

(See accompanying notes to unaudited financial statements)

OptiLeaf, Inc.

Statement of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2019 and 2018

(unaudited)

	Common Stock		Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit

Balances, December 31, 2018	20,777,086	$796,000	1,000,000	$(40,000)	$(856,438)	$(100,438)

Common shares issued for cash	166,667	25,000	-	-	-	25,000

Net loss for the nine months	-	-	-	-	(21,946)	(21,946)

Balances, September 30, 2019	20,943,753	821,000	1,000,000	(40,000)	(878,384)	(97,384)

For the Three Months Ended September 30, 2019

Balances, June 30, 2019	20,943,753	821,000	1,000,000	(40,000)	(875,352)	(94,352)

Net loss for the three months	-	-	-	-	(3,032)	(3,032)

Balances, September 30, 2019	20,943,753	821,000	1,000,000	(40,000)	(878,384)	(97,384)

For the Nine Months Ended September 30, 2018

Balance, December 31, 2017	20,433,752	$746,000	1,000,000	$(40,000)	$(699,759)	$6,241

Common shares issued for cash	333,334	50,000		-	$-	$50,000

Net loss for the nine months	-	-	-	-	(114,099)	(114,099)

Balances, September 30, 2018	20,767,086	$796,000	1,000,000	$(40,000)	$(813,858)	$(57,858)

For the Three Months Ended September 30, 2018

Balances, June 30, 2018	20,433,752	$746,000	1,000,000	$(40,000)	$(773,969)	$(67,969)

Common shares issued for cash	333,334	50,000		-	$-	$50,000

Loss for the three months	-	-	-	-	(39,889)	(39,889)

Balances, September 30, 2018	20,767,086	$796,000	1,000,000	$(40,000)	$(813,858)	$(57,858)

(See accompanying notes to unaudited financial statements)

OptiLeaf, Inc.

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30
	2019	2018
Cash flows from operating activities:
Net loss	$(21,946)	$(114,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in opeerating assets and liabilities
Decrease (increase) in accounts receivable	25	5,256
Decrease (increase) in inventory	(6,143)	827
Decrease in security deposit	-	1,144
Increase (decrease) in accrued payroll	(4,553)	-
Increase (decrease) in accounts payable and accrued expenses	5,321	(14,358)
Increase (decrease) in deferred revenue	8,485	-
Net cash used in operating activities	(18,811)	(121,230)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Common shares sold for cash	25,000	50,000
Proceeds from loan - related parties	-	85,000
Net cash provided by financing activities	25,000	135,000

Net increase (decrease) in cash	6,189	13,770

Cash at beginning of period	11,290	17,197
Cash at end of period	$17,479	$30,967

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

(See accompanying notes to unaudited financial statements)

OptiLeaf, Inc.

Notes to Financial Statements

For the Nine Months Ended September 30, 2019

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds. At September 30, 2019, the Company had no cash equivalents.

Accounts Receivable

The Company has $3,275 and $2,300 of trade accounts receivable at September 30, 2019 and December 31, 2018. The Company reviews the accounts receivable, at least quarterly, and, if appropriate, records an allowance for doubtful accounts. No allowance was required as of September 30, 2019 and December 31, 2018.

Inventory

On September 30, 2019 and December 31, 2018 the Company had $6,143 and $0 worth of inventory. The inventory consists of equipment and other items necessary to enable customers to utilize the Company’s proprietary software. Inventory is valued at cost and reviewed each quarter for obsolescence, No impairment was deemed necessary at either September 30, 2019 or December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OptiLeaf, Inc.

Notes to Financial Statements

For the Nine Months Ended September 30, 2019

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

The Company has experienced losses, as a result of the investment necessary to achieve its operating plan, which is long-range in nature, during its infancy stage. As of September 30, 2019 the Company has sustained accumulated losses of $878,384. For the nine months ended September 30, 2019 and 2018 the Company sustained a losses of $21,946 and $114,099 and had negative working capital of $12,384. In addition, the Company has minimal revenue generating operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

During the nine months ended September 30, 2019 the Company has net cash used in operating activities of $20,082 for operating expenses compared to $87,889 during the nine months ended September 30, 2018. The Company received $25,000 from the sale of common stock, during the nine months ended September 30, 2019 compared to $85,000 from the issuance of a note payable during the nine months ended September

30, 2018.

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

OptiLeaf, Inc.

Notes to Financial Statements

For the Nine Months Ended September 30, 2019

Note 4. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, two related party shareholders made unsecured loans, to the Company, totaling $45,000, maturing on April 1, 2020, bearing interest of 3%. $40,000 was repaid on December 31, 2019 by the transfer, of the 1,000,000 previously issued treasury shares, to the two related party shareholders.

Note 5. STOCKHOLDERS’ EQUITY

Common stock

The Company has authorized 100,000,000 shares of no par value common stock. At September 30, 2019, the number of shares of common stock issued was 20,943,753.

On July 25, 2018, the Company issued, for cash, to two investors, 333,334 restricted common shares for a total of $50,000, recorded at a cost of $0.15 per share.

On March 19, 2019, the Company issued, for cash of $25,000, to an investor, 166,667 restricted common shares recorded at a cost of $0.15 per share.

Note 6. CONCENTRATION CREDIT RISK

At September 30, 2019 the Company had 3 non – related customers that owed 30%, 30% and 19% of total accounts receivable, compared to June 30, 2018 when 2 non – related customers owed minimal amounts.

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

Note 7. SUBSEQUENT EVENTS

Subsequent to September 30, 2019 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

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

OptiLeaf plans on commencing the development of its wireless network censors in the latter half of 2019. We believe our integrated hardware will be capable of monitoring and adjusting light, soil moisture, CO2, temperature, ventilation, nutrients, and humidity as needed, in real time and around-the-clock.

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

In the period from inception (August 11, 2014) through September 30, 2019 we had approximately $113,000 of revenue and our net loss was $874,734. As of September 30, 2019, we had total current assets of $25,025 and total current liabilities of approximately $34,378.

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

Results of Operations

We have conducted minimal operations during the period from inception (August 11, 2014) to September 30, 2019. We generated revenue of approximately $113,000 during this period.  We had net losses of approximately $878,384 for the period from inception (August 11, 2014) to September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $16,208.  Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our Founders and Private Placement of securities. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions as we commence operations,

●	Research and Development,

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

During the nine months ended September 30, 2019 the Company had net cash used in operating activities of $20,082 compared to $87,889 for the nine months ended September 30, 2018, and received $25,000 from the sale of common stock compared to, $85,000 from the issuance of notes payable during the six months ended June 30, 2018,

We plan to fund our activities through our existing cash on hand, through revenue generated from the sale of our services, and through additional debt or equity financing. If we are unable to raise funds when required or on acceptable terms, we may have to significantly scale back, or discontinue, our operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2019, the Company had no cash equivalents.

Recently Issued Accounting Pronouncements

We do not expect that other recently issued accounting pronouncements will have a material impact on our financial statements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of September 30, 2019, we have not generated significant revenues since inception. We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there is no assurance we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled ” Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of September 30, 2019, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of September 30, 2019, the Company determined that the following items constituted a material weakness:

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

Date: June 30, 2021

OptiLeaf Inc

By:	/s/ Thomas Tran
Name:	Thomas Tran
Position:	Chief Executive Officer,
Chief Technology Officer
President

By:	/s/ Nick Nguyen
Name:	Nick Nguyen
Position:	Chief Operating Officer,
Chief Financial Officer
Duly Authorized and
Principal Financial Officer