Form 10-K
period 2019-12-31
OPTILEAF, INC.
filed 2021-07-01
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Fundraising

OptiLeaf has continued the process of raising additional capital, which will be used to build out a sales and marketing force, for further development of its products and technologies, for hiring of additional personnel and for general working capital. The Company has not received any commitments for additional capital at this point, and there can be no assurance that the Company will be able to raise the capital it seeks or can do so on terms satisfactory to the Company.

Staffing

As of December 31, 2019, we have 3 full time employees. The number of employees will be determined by the projected number of customers and that will need to be attended to.

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

In addition, we are subject to a number of laws and regulations that affect companies generally and specifically those conducting business on the internet, many of which are still evolving and could be interpreted in ways that could harm our business. Existing and future laws and regulations may impede our growth. These regulations and laws may cover online marketing, e-mail marketing, telemarketing, taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, web services, the provision of online payment services, unencumbered internet access to our services, the design and operation of websites, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the internet, e-commerce, and digital content and web services. Unfavorable regulations and laws could diminish the demand for our products and services and increase our cost of doing business.

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

The Company has consolidated its operations and has eliminated its two previous leases in favor of one lease, in a property owned by two related persons that was supposed to commence on August 10, 2018, at a monthly cost of $2,000 plus the Company’s pro rata share of operating expenses. The monthly rental and operating cost payments have not been made and the parties agreed to rescind the lease effective January 1, 2019. The Company continues to occupy the space on a month to month tenancy and will pay rent when economically feasible.

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

Price range of common stock

Our stock has not been quoted or traded as of this filing.

Holders

As of December 31, 2019, we had 31 shareholders of our common stock.

Transfer Agent and Registrar

ClearTrust, LLC is currently the transfer agent and registrar for our common stock. Its address is 16540 Pointe Village Dr., Suite 206, Lutz, FL 33558. Its phone number is (813) 235-4490.

Authorized Capital Stock

Our authorized stock consists of 100,000,000 shares of common stock, with no par value. There are currently 20,943,753 shares of common stock issued and outstanding, as of December 31, 2019.

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

The information and financial data discussed below is derived from our audited financial statements for the years ended December 31, 2019 and 2018. The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the related notes contained elsewhere in this prospectus. The financial statements contained elsewhere in this prospectus fully represent our financial condition and operations; however, they are not indicative of our future performance.

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

Through December 31, 2019 our cumulative deficit was $873,867 compared to a cumulative deficit as of December 31, 2018 of $856,438. On December 31, 2019 we had total current assets of $32,129 and total current liabilities of $39,996 compared to total current assets of $13,590 and total current liabilities of $29,028 on December 31, 2018.

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

For the immediate succeeding years, the Company plans to hire more staff and rely on organinc growth to continue to build brand awareness and increase sales.

Results of Operations

Because we continue to be developmental stage and have been conducting development operations our revenue has been minimal. We generated revenue of $109,372 during the year ended December 31, 2019 compared to $47,697 during the year ended December 31, 2018. Cost of sales increased to $16,314 for the year ended December 31, 2019, compared to $10,810 for the year ended December 31, 2018. During those same periods, we had gross margins of $93,058 or 85.1% compared to $36,887 or 90.6% of sales for the year ended December 31, 2018. During those same time periods operating expenses decreased to $114,517 from $192,468 resulting in a net loss for the fiscal year ending December 31, 2019 of $17,429 compared to a net loss of $156,679 for the fiscal year ending December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $20,495, compared to $11,290 as of December 31, 2018. Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our founders, investors, and from licensing of our software suite. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders’ of Optileaf, Incorporated.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Optileaf, Incorporated. (the Company) as of December 31, 2019 and 2018 and the related statement of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and for the year ended December 31, 2019 the Company had a net loss of $17,429 and accumulated losses since inception of $873,867. The Company also had net cash used in operating activities of $15,796, and had negative working capital of $7,867. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Margate, Florida
June 29, 2021

OptiLeaf Incorporated
Balance Sheets

	December 31
	2019	2018
ASSETS
Current Assets:
Cash	$20,495	$11,290
Accounts receivable	7,590	2,300
Inventory	4,044	-
Total current assets	32,129	13,590
Total Assets	$32,129	$13,590

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$33,995	$17,797
Accrued payroll	6,001	7,262
Deferred revenue	-	3,969
Total current liabilities	39,996	29,028

Long term loans payable - related parties	5,000	45,000
Long term loans payable	40,000	40,000
Total long term liabilities	45,000	85,000

Total Liabilities	84,996	114,028

Commitments and Contingencies (Note 6)		-

Stockholders’ Equity (Deficit):
Common stock, no par value; 100,000,000 shares authorized; 20,943,753 and 20,777,086 issued and outstanding at December 31, 2019 and 2018, respectively.	821,000	796,000
Treasury Stock, at cost, 0 and 1,000,000 shares at December 31, 2019 and 2018 respectively	-	(40,000)
Accumulated deficit	(873,867)	(856,438)
Total Stockholders’ Deficit	(52,867)	(100,438)

Total Liabilities and Stockholders’ Deficit	$32,129	$13,590

(See accompanying notes to condensed financial statements)

OptiLeaf Incorporated
Statements of Operations

	For the Years Ended
	December 31
	2019	2018
Revenue
Product sales and services	$109,372	$40,697
Product sales and services, related party	-	7,000
Total revenue	109,372	47,697
Cost of goods sold	(16,314)	(10,810)
Gross income	93,058	36,887

Expenses:
Travel	4,098	1,257
Supplies	817	10,744
Other	25,753	17,781
Professional fees	5,342	19,531
Rent	25,582	23,867
Payroll	52,924	119,288
Total operating expenses	114,517	192,468

Net loss before other income and provision for income taxes	(21,458)	(155,581)

Other income (expense)
Miscellaneous income	899	719
Interest income	3,900	4
Interest expense	(770)	(1,821)
Total other income (expense)	4,029	(1,098)

Net loss before provision for income taxes	(17,429)	(156,679)
Provision for income taxes	-	-

Net loss	$(17,429)	$(156,679)

Basic and diluted loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average number of shares outstanding	20,914,986	20,588,958

(See accompanying notes to financial statements)

OptiLeaf, Inc.

Statement of Stockholders’ Deficit

For the Years Ended December 31, 2019 and 2018

	Common Stock		Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance, December 31, 2017	20,443,752	746,000	1,000,000	(40,000)	(699,759)	6,241

Common shares sold for cash	333,334	50,000	-	-	-	50,000
Net Loss	-	-	-	-	(156,679)	(156,679)

Balances, December 31, 2018	20,777,086	$796,000	1,000,000	$(40,000)	$(856,438)	$(100,438)

Common shares sold for cash	166,667	25,000	-	-	-	25,000

Treasury shares used to pay down related party loan	-	-	(1,000,000)	40,000	-	40,000

Net loss	-	-	-	-	(17,429)	(17,429)

Balances, December 31, 2019	20,943,753	821,000	-	-	(873,867)	(52,867)

(See accompanying notes to financial statements)

OptiLeaf, Inc.

Statements of Cash Flows

	For the years ended
	December 31
	2019	2018
Cash flows from operating activities:
Net loss	(17,429)	(156,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in opeerating assets and liabilities
Decrease (increase) in accounts receivable	(5,290)	3,850
Decrease (increase) in inventory	(4,044)	4,397
Decrease (Increase) in employee advance	-	2,255
Decrease in security deposit	-	1,144
Increase (decrease) in accrued payroll	(1,261)	7,262
Increase (decrease) in accounts payable and accrued expenses	16,198	(7,105)
Increase (decrease) in deferred revenue	(3,969)	3,969
Net cash used in operating activities	(15,796)	(140,907)

Cash flows from investing activities:
Net cash used in investing activities	-	-
	-	-
Cash flows from financing activities:
Common shares sold for cash	25,000	50,000
Proceeds from sale of note payable	-	40,000
Proceeds from loans from related parties	0	45,000
Net cash provided by financing activities	25,000	135,000

Net increase (decrease) in cash	9,204	(5,907)
Cash at beginning of period	11,290	17,197
Cash at end of period	$20,494	$11,290
Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$1,821
Income taxes	$-	$-

Supplemental non cash transactions
Treasury shares issued to pay down related party debt	$40,000	$-

(See accompanying notes to financial statements)

OptiLeaf, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2019 and 2018

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds. At December 31, 2019, the Company had no cash equivalents.

Accounts Receivable

The Company has $7,590 and $2,300 of trade accounts receivable at December 31, 2019 and 2018. The Company reviews the accounts receivable, at least quarterly, and, if appropriate, records an allowance for doubtful accounts. No allowance was required as of December 31, 2019 and 2018.

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

Capitalized Software Development Costs

Software development costs are expensed as incurred until technological feasibility of the product is established. Development costs incurred subsequent to technological feasibility will be capitalized and amortized on a straight-line basis over the estimated economic life of the product. Capitalization of computer software costs will be discontinued when the computer software product is available to be sold, leased, or otherwise marketed. Amortization will begin when the product is available for release to customers. Management has determined as of December 31, 2019 that the software has not yet reached the stage of technological feasibility. The Company has not maintained specific cost records, but estimates that $46,000 and $107,000 has been expensed for software development, and has been included in payroll costs, during the years ended December 31, 2019 and 2018 respectively.

OptiLeaf, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2019 and 2018

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, effective January 1, 2018 using the cumulative effect transition method. Two core principles of this new guidance, which was codified into Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, are that an entity should (a) measure revenue in connection with its sale of goods and services to a customer based on the consideration to which the entity expects to be entitled in exchange for each of those goods and services and (b) recognize revenue upon satisfaction of its performance obligations under the contract. An entity’s performance obligation is considered satisfied when (or as) control of the promised goods and services are transferred to the customer.

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

Net Loss per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2019 and 2018.

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

The Federal and state income tax returns of the Company for 2019, 2018, and 2017 are subject to examination by the internal Revenue Service and state taxing authorities for three (3) years from the date filed.

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

OptiLeaf, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2019 and 2018

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

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurement and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2019 and December 31, 2018. The Company’s financial instruments consist of accounts payable and accrued expenses. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

Recent Accounting Pronouncements

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

OptiLeaf, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2019 and 2018

Note 2. GOING CONCERN

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. During the year ended December 31, 2019, the Company incurred a net loss of $17,429 and at December 31, 2019 has accumulated losses, since inception of $873,867. In addition, the Company has minimal revenue generating operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The Company has experienced losses, from operations, during its development stage, as a result of the investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception through December 31, 2019, the Company incurred accumulated losses of $873,867 compared to a cumulative loss through December 31, 2018, of $856,438. For the year ended December 31, 2019, primarily as the result of increased revenue and decreased intellectual property cost of $61,675 and $66,368 respectively, the Company reduced its net loss to $17,429 compared to $156,679 and had negative working capital of $7,867 compared to $15,438 for the year ended December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

During the year ended December 31, 2019 the Company used $24,545 for operating expenses compared to $140,907 during the year ended December 31, 2018. The Company generated $25,000 from the sale of common stock, and $8,750 from a related party loan compared to $50,000 from the sale of common stock, $40,000 from the sale of notes payable and $45,000 from related parties, during the year ended December 31, 2018.

The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

OptiLeaf, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2019 and 2018

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

Note 3. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, two Company officers loaned the Company $45,000, unsecured, maturing on April 1, 2020, bearing interest of 3%. On December 31, 2019, the Company repaid $40,000 of the outstanding debt by issuing 1,000,000 common shares, previously designated as treasury stock, to the two individuals.

Note 4. STOCKHOLDERS’ EQUITY

Common stock

The Company has authorized 100,000,000 shares of no par value common stock. At December 31, 2019, the number of shares of common stock issued was 20,943,753.

On July 25, 2018, the Company issued, for cash, to two investors, 333,334 restricted common shares for a total of $50,000, recorded at a cost of $0.15 per share.

On March 4, 2019 the Company issued, for cash, to one investor, 166,667 restricted common shares for $25,000, recorded at a cost of $0.15 per share.

Treasury stock

On September 20, 2016, the Board of Directors authorized the Company to repurchase one million shares of common stock for $40,000. These treasury stock shares may, at any time, be canceled upon the Board of Directors approval. The Board has not made such election. On December 31, 2019 the 1,000,000 treasury shares were issued to two related parties to repay $40,000 of a loan that they had made to the Company.

Note 5. CONCENTRATION CREDIT RISK

At December 31, 2019 the Company had two non – related customers that owed 26% and 20% of total accounts receivable and three unrelated customers that owed 12% each of total accounts receivable. At December 31, 2018 the Company had two non – related customers that owed 58.5% and 41.5% of total accounts receivable.

The Company maintains its cash balances in a local financial institution which at times may exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation (FDIC). On December 31, 2019 and 2018 the Company did not have any cash balances which exceeded the limeit.

OptiLeaf, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2019 and 2018

Note 6. COMMITMENTS AND CONTINGENCIES

On August 10, 2018 the Company leased its offices for six years, payable at the rate of $2,000 per month, plus the Company’s pro rata share of operating expenses. No payments were made and the lease was terminated without any liability effective January 1, 2019. The Company has continued to occupy the space, on a month to month, tenancy, with the understanding that some or all of the unpaid portion will be paid as economics permits.

Note 7. INCOME TAXES

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

At December 31, 2019, the Company has a net operating loss carryforward of approximately $861,010 for Federal and State purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2035. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2019 and 2018. The change in the valuation allowance was approximately $0 and $54,424 for the years ended December 31, 2019 and 2018, respectively. The principal difference between the operating loss for income tax purposes and reporting purposes is disallowed meals and entertainment and a temporary difference in depreciation expense.

Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

OptiLeaf, Inc.
Notes to Financial Statements
For the Years Ended December 31, 2019 and 2018

Cumulative loss December 31, 2019 and 2018	$(861,010)	$(841,371)

	December 31
	2019	2018

Deferred tax benefits	$180,812	$176,688
Valuation allowanve	(180,812)	(176,688)
Net deferred tax asset	$-	$-

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of December 31, 2019, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2019, the Company determined that the following items constituted a material weakness:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (i.e. the fourth quarter of the fiscal year ended December 31, 2019) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Thomas Tran	53	Chief Executive Officer, Chief Technical Officer, President, Treasurer and Secretary
Nick Nguyen	42	Chief Operating Officer, Chief Financial Officer

Thomas Tran (CTO/CEO) Age 53. Mr. Tran will handle all aspects of management for the business. Thomas will be responsible for providing strategic leadership for the company by working with the Board and management team to establish long-range goals, strategies, plans, and policies. He will also be responsible for establishing the OptiLeaf’s technical vision and leading all aspects of technology development, according to the Company’s strategic direction and growth objective. During the last 5 years, Thomas was the CEO of Eman Technologies, Inc. Eman Technology is a Free-to-Air (FTA) satellite equipment distributor, developer, and importer. It distributes satellite reception equipment to broadcasters and equipment resellers as well as providing direct to home “DTH” sales and call center support services. Thomas resigned as CEO of Eman on 12-31-2014 to concentrate on OptiLeaf. Mr. Tran currently holds no official position with Eman, other than assisting in the wind up of the business of Eman, which is being discontinued.

Thomas received his BS degree in computer science from Wichita State University, as well as an MBA degree from Webster University.

Nick Nguyen (COO/CFO) Age 42 Mr. Nguyen will take OptiLeaf’s mission and communicate it daily within the organization to ensure that all team members clearly understand the plan and the business. During the past 5 years, Nick was a Founder and as CEO ran CN Cash for Gold in Kansas City and Wichita Kansas. Nick earned a BS degree in Aerospace Engineering from Wichita State University in Kansas.

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

Summary Compensation Table — January 1 2018 through December 31, 2019.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year Ended 12/31	Salary ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Tran, CEO/CTO, President, Secretary and Treasurer	2019	$-			$-
	2018	$-			$-

Nick Nguyen, COO/CFO	2019	$-			$-
	2018	$-			$-

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 924 N Main St., Wichita, KS, 67203.

	Ownership	Percent of Class (1)
Executive Officers and Directors
Thomas Tran	7,680,313	36.7%
Michael Janzen	1,724,896	8.2%
Nick Nguyen	5,738,542	27.4%
Wilbur N. Gregory	1,900,000	9.1%

(1)	Based on 20,943,086 shares of common stock issued and outstanding as of December 31, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The following table includes $5,000 fees billed for auditing and other services provided to us by Soles, Heyn and Company, LLP, plus $9,000 billed by Assurance Dimensions, for the fiscal year ended December 31, 2019 and by Soles, Heyn and Company LLP, for the fiscal year ended December 31, 2018:

2018
Audit Fees	$14,000
Audit-Related Fees	-
Tax Fees	-
All Other Fees	-
Total	$14,000

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Articles of Incorporation. **
3.2	By-Laws. **
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Previously filed

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

Signature	Title	Date

/s/ Thomas Tran	Chief Executive Officer, Chief Technology Officer	June 30, 2021
Thomas Tran	President, Secretary & Treasurer

/s/ Nick Nguyen	Chief Financial Officer & Chief Operating Officer	June 30, 2021
Nick Nguyen