Form 10-Q
period 2020-03-31
OPTILEAF, INC.
filed 2021-09-15
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of March 31, 2020, the registrant had 20,943,753 shares of its common stock outstanding.

OptiLeaf, Incorporated

Balance Sheets

	March 31	December 31
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash	$14,047	$20,495
Accounts receivable	-	7,590
Inventory	-	4,044
Total current assets	14,047	32,129

Total Assets	$14,047	$32,129

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$11,846	$33,995
Accrued payroll	-	$6,001
Deferred revenue	10,977	-
Total current liabilities	22,823	39,996

Long term loans payable - related parties	5,000	5,000
Long term loans payable	40,000	40,000
Total long term liabilities	45,000	45,000

Total Liabilities	67,823	84,996

Commitments and Contingencies (Note 7)	-	-

Stockholders’ Deficit
Common stock, no par value; 100,000,000 shares authorized; 20,943,753 issued and outstanding at March 31, 2020 and December 31, 2019	821,000	821,000
Accumulated deficit	(874,776)	(873,867)
Total Stockholders’ Deficit	(53,776)	(52,867)

Total Liabilities and Stockholders’ Deficit	$14,047	$32,129

(See accompanying notes to unaudited financial statements)

OptiLeaf, Incorporated.

Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31
	2020	2019
Revenue
Product sales and services	$35,251	$23,107
Cost of goods sold	(11,110)	(6,083)
Gross income	24,140	17,024

Expenses:
Other	38,038	3,639
Payroll	14,688	16,350
Professional fees	-	9,810
Rent	-	2,374
Supplies	-	210
Travel	798	948
Total operating expenses	53,525	33,331

Net loss before other income and provision for income taxes	(29,384)	(16,307)

Other income (expense)
Rent forgiven	28,475	-
Interest income		1,821
Total other income (expense)	28,475	1,821

Net loss before provision for income taxes	$(909)	(14,486)
Provision for income taxes

Net loss	$(909)	$(14,486)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average number of shares outstanding	20,827,086	20,827,086

(See accompanying notes to unaudited financial statements)

OptiLeaf, Incorporated

Statements of Stockholders’ (Deficit)

For the Three Months Ended March 31, 2020 and 2019

(unaudited)

						Total
	Common Stock		Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	(Deficit)

Balances, December 31, 2019	20,943,753	$821,000	-	$-	$(873,867)	$(52,867)

Net loss for the three months	-	-	-	-	(909)	(909)

Balances, March 31 2020	20,943,753	$821,000	-	$-	(874,776)	(53,776)

Balance, December 31, 2018	20,777,086	$796,000	1,000,000	$(40,000)	$(856,438)	$(100,438)

Common shares sold for cash	166,667	25,000	-	-	-	25,000

Net loss for the three months	-	-	-	-	(14,486)	(14,486)

Balances, March 31, 2019	20,943,753	$821,000	1,000,000	$(40,000)	$(870,924)	$(89,924)

(See accompanying notes to unaudited financial statements)

OptiLeaf, Incorporated

Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31
	2020	2019
Cash flows from operating activities:
Net loss	$(909)	$(14,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	7,590	(2,435)
Decrease (increase) in inventory	4,044	(4,230)
Increase (decrease) in accrued payroll	(6,001)	(1,519)
Increase (decrease) in accounts payable and accrued expenses	(22,149)	417
Increase (decrease) in deferred revenue	10,977	4,292
Net cash used in operating activities	(6,448)	(17,961)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Common shares sold for cash	-	25,000
Net cash provided by financing activities	-	25,000

Net increase (decrease) in cash	(6,448)	7,039

Cash at beginning of period	20,495	11,290
Cash at end of period	$14,047	$18,329

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

(See accompanying notes to unaudited financial statements)

OptiLeaf, Inc.

Notes to Financial Statements

For the Three Months Ended March 31, 2020

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

Note 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of OptiLeaf, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2019 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on July 1, 2021.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period ended December 31, 2019, as reported on July 1, 2021 in the Company’s Form 10K, have been omitted.

The outbreak of COVID19 coronavirus in China and Asia starting from the beginning of 2020 has resulted in implementation delays for our business. The Company followed the restrictive measures implemented in the United States, by suspending contacting clients or contacting clients remotely during February and March 2020. The Company gradually resumed contacting clients in person starting in April 2021. The recent developments of COVID 19 are expected to result in lower revenue and net income in 2020. Other financial impact could occur though such potential impact is unknown at this time.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds. At March 31, 2020, the Company had $14,047 cash on hand.

Accounts Receivable

The Company had $24,656 and $7,590 of trade accounts receivable at March 31, 2020 and December 31, 2019. The Company reviews the accounts receivable, at least quarterly, and, if appropriate, records an allowance for doubtful accounts. An allowance for doubtful accounts of $24,656 was recorded on March 31, 2020. No allowance was considered necessary on December 31, 2019.

Inventory

On March 31, 2020 and December 31, 2019 the Company had $0 and $4,044 worth of inventory. The inventory consisted of equipment and other items necessary to enable customers to utilize the Company’s proprietary software. Inventory is valued at cost and reviewed each quarter for obsolescence, No impairment was deemed necessary at either March 31, 2020 or December 31, 2019.

OptiLeaf, Inc.

Notes to Financial Statements

For the Three Months Ended March 31, 2020

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

The Company has experienced losses, as a result of the investment necessary to achieve its operating plan, which is long-range in nature, during its infancy stage. As of March 31, 2020 the Company has sustained accumulated losses of $874,776. For the three months ended March 31, 2020 and 2019 the Company sustained a losses of $909 and $14,486 and had negative working capital of $8,776 and $7,867 respectively. In addition, the Company has minimal revenue generating operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

OptiLeaf, Inc.

Notes to Financial Statements

For the Three Months Ended March 31, 2020

During the three months ended March 31, 2020 the Company used net cash in operating activities of $6,448 for operating expenses compared to $17,961 during the three months ended March 31, 2019. The Company received $25,000 from the sale of 166,667 common shares, during the three months ended March 31, 2019.

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

Note 5. STOCKHOLDERS’ EQUITY

Common stock

The Company has authorized 100,000,000 shares of no par value common stock. At March 31, 2020, the number of shares of common stock issued was 20,943,753.

On July 25, 2018, the Company issued, for cash, to two investors, 333,334 restricted common shares for a total of $50,000, recorded at a cost of $0.15 per share.

On March 19, 2019, the Company issued, for cash of $25,000, to an investor, 166,667 restricted common shares recorded at a cost of $0.15 per share.

Note 6. CONCENTRATION CREDIT RISK

There were no accounts receivable on March 31, 2020. On December 31, 2019 the Company had 2 non – related customers that owed 25.6% and 19.6% of total accounts receivable. The Company maintains its cash balances in a local financial institution which at times may exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation (FDIC).

Note 7. COMMITMENTS AND CONTINGENCIES

On August 10, 2018 the Company leased its offices for six years, payable at the rate of $2,000 per month, plus the Company’s pro rata share of operating expenses. The space was not utilized and the agreement was terminated, on January 1, 2019, without penalty, by mutual consent.

Note 7. SUBSEQUENT EVENTS

Subsequent to August 22, 2022 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

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

The outbreak of COVID19 coronavirus in China and Asia starting from the beginning of 2020 has resulted in in implementing our business plan. The Company followed the restrictive measures implemented in the united States, by suspending contacting clients or contacting clients remotely during February and March 2020. The Company gradually resumed contacting clients in person starting in April 2021. The recent developments of COVID 19 are expected to result in lower revenue and net income in 2020. Other financial impact could occur though such potential impact is unknown at this time.

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

OptiLeaf planned on commencing the development of its wireless network censors in the latter half of 2019. We believe our integrated hardware will be capable of monitoring and adjusting light, soil moisture, CO2, temperature, ventilation, nutrients, and humidity as needed, in real time and around-the-clock.

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

Results of Operations

We have conducted minimal operations during the period from inception (August 11, 2014) to March 31, 2020. We generated revenue of approximately $218,769 during this period.  We had net losses of approximately $874,776 for that period.

Liquidity and Capital Resources

As of March 31, 2020, we had cash of $14,047.  Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our Founders and Private Placement of securities. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions as we commence operations,

●	Research and Development,

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

During the three months ended March 31, 2020 the Company used net cash in operating activities of $6,448 compared to $17,961 for the three months ended March 31, 2019, and received $25,000 from the sale of common stock during the three months ended March 31, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At March 31, 2020, the Company had $14,047 cash on hand.

Recently Issued Accounting Pronouncements

We do not expect that other recently issued accounting pronouncements will have a material impact on our financial statements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of March 31, 2020 we have not generated significant revenues since inception. We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there is no assurance we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled” Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of March 31, 2020, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of March 31, 2020, the Company determined that the following items constituted a material weakness:

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

Date: September 15, 2021

OptiLeaf Inc

By:	/s/ Thomas Tran
Name:	Thomas Tran
Position:	Chief Executive Officer,
Chief Technology Officer
President

By:	/s/ Nick Nguyen
Name:	Nick Nguyen
Position:	Chief Operating Officer,
Chief Financial Officer
Duly Authorized and
Principal Financial Officer