Form 10-Q
period 2020-06-30
OPTILEAF, INC.
filed 2021-09-30
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of June 30, 2020, the registrant had 20,943,753 shares of its common stock outstanding.

OptiLeaf, Incorporated

Balance Sheets

ASSETS

	June 30	December 31
	2020	2019
	(unaudited)
Current Assets:
Cash	$6,137	$20,495
Accounts receivable	-	7,590
Inventory	-	4,044
Total current assets	6,137	32,129

Total Assets	$6,137	$32,129

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$6,750	$33,995
Accrued payroll	-	6,001
Related party loan	20,000	-
Total current liabilities	26,750	39,996

Payroll Protection Program Advance	10,488	-
Long term loans payable - related parties	5,000	5,000
Long term loans payable	-	40,000
Total long term liabilities	15,488	45,000

Total Liabilities	42,238	84,996

Commitments and Contingencies		-
Stockholders’ Deficit:
Common stock, no par value; 100,000,000 shares authorized; 20,943,753 and 20,777,086 issued and outstanding at June 30, 2020 and December 31, 2019.	821,000	821,000
Accumulated deficit	(857,101)	(873,867)
Total Stockholders’ Deficit	(36,101)	(52,867)

Total Liabilities and Stockholders’Deficit	$6,137	$32,129

(See accompanying notes to unaudited financial statements)

OptiLeaf, Incorporated

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Revenue
Product sales and services	$32,460	$15,822	$67,711	$38,929
Cost of goods sold	(8,230)	(379)	(19,340)	(6,463)
Gross income	24,231	15,443	48,371	32,467

Expenses:
Other	2,171	4,439	15,553	8,078
Payroll	18,830	11,250	33,519	27,599
Professional fees	-	430	-	10,240
Rent	-	3,482	-	5,857
Supplies	-	744	-	954
Travel	78	2,076	876	3,024
Total operating expenses	21,080	22,421	49,948	55,751

Net (loss) income before other income and provision for income taxes	3,151	(6,978)	(1,577)	(23,285)

Other income (expense)
Doubtful account adjustment	6,800	-	(17,856)	-
Adjustment for forgiven rent	678	-	29,153	-
Miscellaneous income	3,500	2,100	3,500	2,100
Late fee income	3,547	450	3,547	2,271
Total other income	14,524	2,550	18,344	4,371

Net (loss) income	$17,675	$(4,428)	$16,766	$(18,914)

Basic and diluted loss per share	$0.00	$(0.00)	$0.00	$(0.00)

Basic and diluted weighted average number of shares outstanding	20,943,753	20,943,753	20,943,753	20,943,753

(See accompanying notes to unaudited financial statements)

OptiLeaf, Incorporated

Statement of Stockholders’ Deficit

For the Six and Three Months Ended June 30, 2020 and 2019

(unaudited)

	Common Stock		Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balances, December 31, 2019	20,943,753	$821,000	-	$-	$(873,867)	$(52,867)

Net income for the six months	-	-	-	-	16,766	16,766

Balances, June 30 2020	20,943,753	$821,000	-	$-	$(857,101)	$(36,101)

Balance, December 31, 2018	20,777,086	$796,000	1,000,000	$(40,000)	$(856,438)	$(100,438)

Common shares sold for cash	166,667	25,000	-	-	-	25,000

Net loss for the six months	-	-	-	-	(18,914)	(18,914)

Balances, June 30, 2019	20,943,753	$821,000	1,000,000	$(40,000)	$(875,352)	$(94,352)

Balances, March 31 2020	20,943,753	$821,000	-	$-	$(874,776)	$(53,776)

Net loss for the three months	-	-	-	-	17,675	17,675

Balances June 30, 2020	20,943,753	$821,000	-	$-	$(857,101)	$(36,101)

Balances, March 31 2019	20,943,753	$821,000	1,000,000	$(40,000)	$(870,970)	$(89,970)

Adjustment to reconcile account	-	-	-	-	46	46

Loss for the three months	-	-	-	-	(4,428)	(4,428)

Balances, June 30, 2019	20,943,753	$821,000	1,000,000	$(40,000)	$(875,352)	$(94,352)

(See accompanying notes to unaudited financial statements)

OptiLeaf, Incorporated

Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30
	2020	2019
Cash flows from operating activities:
Income (net loss)	$16,766	$(18,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	7,590	(2,375)
Decrease (increase) in inventory	4,044	(4,142)
Increase (decrease) in accrued payroll	(6,001)	(3,189)
Increase (decrease) in accounts payable and accrued expenses	(27,246)	1,854
Increase (decrease) in deferred revenue	-	6,685
Net cash used in operating activities	(4,846)	(20,082)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Common shares sold for cash	-	25,000
Repayment of loan	(40,000)
Proceeds from Payroll Protection Program	10,488
Proceeds from loan - related parties	20,000	-
Net cash provided by financing activities	(9,513)	25,000

Net increase (decrease) in cash	(14,358)	4,918

Cash at beginning of period	20,495	11,290
Cash at end of period	$6,137	$16,208

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

(See accompanying notes to unaudited financial statements)

OptiLeaf, Incorporated

Notes to Unaudited Financial Statements

For the Six Months Ended June 30, 2020 and 2019

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds. At June 30, 2020, the Company had $6,137cash on hand.

Accounts Receivable

The Company has $0 and $7,590 of trade accounts receivable at June 30, 2020 and December 31, 2019. The Company reviews the accounts receivable, at least quarterly, and, if appropriate, records an allowance for doubtful accounts. On June 30, 2020 an allowance of $17,856 was required. No allowance was required on December 31, 2019.

Inventory

On June 30, 2020 and December 31, 2019 the Company had $0 and $4,044 worth of inventory. The inventory consisted of equipment and other items necessary to enable customers to utilize the Company’s proprietary software. Inventory is valued at cost and reviewed each quarter for obsolescence, No impairment was deemed necessary at either June 30, 2020 or December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OptiLeaf, Incorporated

Notes to Unaudited Financial Statements

For the Six Months Ended June 30, 2020 and 2019

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

The Company has experienced losses, as a result of the investment necessary to achieve its operating plan, which is long-range in nature, during its infancy stage. As of June 30, 2020 the Company has sustained accumulated losses of $857,101. For the six months ended June 30, 2020 the Company had net income of $16,766 and a net loss of $18,914 during the six months ended June 30, 2019. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

During the six months ended June 30, 2020 the Company used net cash in operating activities of $4,846 for operating expenses compared to $20,082 during the six months ended June 30, 2019. During the six months ended June 30, 2020 the Company repaid a loan of $40,000 and received funds of $10,488 from the Payroll Protection Plan and $20,000 from related parties. The Company received $25,000 from the sale of common stock, during the six months ended June 30, 2019.

The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

OptiLeaf, Incorporated

Notes to Unaudited Financial Statements

For the Six Months Ended June 30, 2020 and 2019

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

During the six months ended June 30, 2020 the same related parties made an unsecured, non-interest bearing $20,000 loan to the Company, repayable on August 1, 2020.

Note 5. STOCKHOLDERS’ EQUITY

Common stock

The Company has authorized 100,000,000 shares of no par value common stock. At June 30, 2020, the number of shares of common stock issued was 20,943,753.

On July 25, 2018, the Company issued, for cash, to two investors, 333,334 restricted common shares for a total of $50,000, recorded at a cost of $0.15 per share.

On March 19, 2019, the Company issued, for cash of $25,000, to an investor, 166,667 restricted common shares recorded at a cost of $0.15 per share.

Note 6. CONCENTRATION CREDIT RISK

All accounts receivable as of June 30, 2020 were fully impaired.. On December 31, 2019 the Company had 2 non – related customers that owed 25.6% and 19.6% of total accounts receivable.

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

Note 8. SUBSEQUENT EVENTS

Subsequent to August 22, 2021 and through the date when this report was completed, the Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

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

OptiLeaf s target market includes dispensaries and grow operations.

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

Our Strategy

OptiLeaf offers a complete line of hardware and software technological solution for the cannabis industry.

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

Results of Operations

We have conducted minimal operations during the period from inception (August 11, 2014) to June 30, 2020. Revenue for the three and six months ended June 30, 2020 was $32,460 and $67,711. We generated accumulated revenue of approximately $218,769 during the period from inception through June 30, 2020.  We had net losses of approximately $857,101 for that entire period.

Liquidity and Capital Resources

As of June 30, 2020, we had cash of $6,137.  Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our Founders and Private Placement of securities. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions as we commence operations,

●	Research and Development,

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

During the six months ended June 30, 2020 the Company used net cash in operating activities of $4846 compared to $20,082 for the six months ended June 30, 2019, and received $25,000 from the sale of common stock during the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company repaid a loan of $40,000, received an advance of $10,488 from the Payroll Protection Plan and a short term unsecured loan, of $20,000 from two related parties.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At June 30, 2020, the Company had cash on hand of $6,137.

Recently Issued Accounting Pronouncements

We do not expect that other recently issued accounting pronouncements will have a material impact on our financial statements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of June 30, 2020 we have not generated significant revenues since inception. We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there is no assurance we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled ” Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of June 30, 2020, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of June 30, 2020, the Company determined that the following items constituted a material weakness:

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

Date: September 28, 2021

OptiLeaf Inc

By:	/s/ Thomas Tran
Name:	Thomas Tran
Position:	Chief Executive Officer,
Chief Technology Officer
President

By:	/s/ Nick Nguyen
Name:	Nick Nguyen
Position:	Chief Operating Officer,
Chief Financial Officer
Duly Authorized and
Principal Financial Officer