Form 10-Q
period 2020-09-30
OPTILEAF, INC.
filed 2021-09-30
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of September 30, 2020, the registrant had 20,943,753 shares of its common stock outstanding.

OptiLeaf, Incorporated

Balance Sheets

ASSETS
	September 30	December 31
	2020	2019
	(unaudited)
Current Assets:
Cash	$37,647	$20,495
Accounts receivable	-	7,590
Inventory	-	4,044
Total current assets	37,647	32,129

Total Assets	$37,647	$32,129

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,683	$33,995
Accrued payroll	2,142	6,001
Current portion of long term debt	1,284
Related party loan	20,000	-
Total current liabilities	25,109	39,996

Payroll Protection Program Advance	10,488
Long term loans payable - related parties	5,000	5,000
Long term loans payable	42,796	40,000
Total long term liabilities	58,284	45,000

Total Liabilities	83,393	84,996

Commitments and Contingencies (Note 6)		-

Stockholders’ Equity (Deficit):
Common stock, no par value; 100,000,000 shares authorized; 20,943,753 and 20,943,753 issued and outstanding at September 30, 2020 and December 31, 2019	821,000	821,000
Accumulated deficit	(866,746)	(873,867)
Total Stockholders’ Deficit	(45,746)	(52,867)

Total Liabilities and Stockholders’ Deficit	$37,647	$32,129

(See accompanying notes to unaudited financial statements)

OptiLeaf, Incorporated

Statements of Operations

(unaudited)

	For the Three Months		For the Nine Months
	September 30		September 30
	2020	2019	2020	2019
Revenue
Product sales and services	$26,236	$21,882	$93,947	$60,811
Cost of goods sold	(2,183)	(1,174)	(21,523)	(7,637)
Gross income	24,053	20,709	72,424	53,175

Expenses:
Other	3,373	6,498	18,926	14,576
Payroll	13,959	10,659	47,477	38,258
Professional fees	12,297	1,202	12,297	11,442
Rent	-	6,000	-	11,857
Supplies	-	122	-	1,076
Travel	262	308	1,139	3,332
Total operating expenses	29,891	24,789	79,839	80,541

Net loss before other income and provision for income taxes	(5,838)	(4,080)	(7,415)	(27,366)

Other income (expense)
Doubtful account adjustment	(6,912)	-	(24,769)	-
Adjustment for forgiven rent	-	-	29,153	-
Other income	1,200	900	4,700	3,000
Interest income	1,905	149	5,451	2,420
Total other income	(3,808)	1,049	14,536	5,420

(Net loss) income for the three and nine months	$(9,645)	$(3,031)	$7,121	$(21,946)

Basic and diluted loss per share	$(0.00)	$(0.00)	$0.00	$(0.00)
Basic and diluted weighted average number of shares outstanding	20,943,753	20,943,753	20,943,753	20,943,753

(See accompanying notes to unaudited financial statements)

OptiLeaf, Incorporated

Statement of Stockholders’ Deficit

For the Nine and Three Months Ended September 30, 2020 and 2019

(unaudited)

	Common Stock		Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	(Deficit)
Balances, December 31, 2019	20,943,753	$821,000	-	$-	$(873,867)	$(52,867)
Net income for the nine months	-	-	-	-	7,121	7,121
Balances, September 30 2020	20,943,753	$821,000	-	$-	$(866,746)	$(45,746)

Balance, December 31, 2018	20,777,086	$796,000	1,000,000	$(40,000)	$(856,438)	$(100,438)
Common shares sold for cash	166,667	25,000	-	-	-	25,000
Net loss for the nine months	-	-	-	-	(21,946)	(21,946)
Balances, September 30, 2019	20,943,753	$821,000	1,000,000	$(40,000)	$(878,384)	$(97,384)

Balances, June 30, 2020	20,943,753	$821,000	-	$-	$(857,101)	$(36,101)
Net loss for the three months	-	-	-	-	(9,645)	(9,645)
Balances September 30, 2020	20,943,753	$821,000	-	$-	$(866,746)	$(45,746)

Balances, June 30, 2019	20,943,753	$821,000	1,000,000	$(40,000)	$(875,352)	$(94,352)
Loss for the three months	-	-	-	-	(3,031)	(3,031)
Balances, September 30, 2019	20,943,753	$821,000	1,000,000	$(40,000)	$(878,384)	$(97,384)

(See accompanying notes to unaudited financial statements)

OptilLeaf, Incorporated

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30
	2020	2019
Cash flows from operating activities:
Net loss	$7,121	$(21,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in opeerating assets and liabilities
Decrease in accounts receivable	7,590	25
Decrease (increase) in inventory	4,044	(6,143)
Increase (decrease) in accounts payable and accrued expenses	(32,313)	5,321
Increse in accrued interest	180	-
Increase (decrease) in accrued payroll	(3,859)	(4,553)
Increase in deferred revenue	-	8,485
Net cash used in operating activities	(17,236)	(18,811)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Common shares sold for cash	-	25,000
Repayment of loan	(40,000)
Proceeds from Payroll Protection Pllan	10,488	-
Proceeds of SBA loan	43,900
Proceeds from loan - related parties	20,000	-
Net cash provided by financing activities	34,388	25,000

Net increase (decrease) in cash	17,152	6,189

Cash at beginning of period	20,495	11,290
Cash at end of period	$37,647	$17,479

Supplemental cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

(See accompanying notes to unaudited financial statements)

OptiLeaf, Incorporated

Notes to Financial Statements

For the Nine Months Ended September 30, 2020

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

Note 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements of OptiLeaf, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2019 contained in the Company’s Form 10K originally filed with the Securities and Exchange Commission on July 1, 2021.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein.  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2019, as reported on July 1, 2021 in the Company’s Form 10K, have been omitted.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds. At September 30, 2020, the Company had cash of $37,647 on hand.

Accounts Receivable

The Company has $0 and $7,590 of trade accounts receivable at September 30, 2020 and December 31, 2019. The Company reviews the accounts receivable, at least quarterly, and, if appropriate, records an allowance for doubtful accounts. On September 30, 2020 an allowance of $33,253 was required. No allowance was required on December 31, 2019.

Inventory

On September 30, 2020 and December 31, 2019 the Company had $0 and $4,044 worth of inventory. The inventory consisted of equipment and other items necessary to enable customers to utilize the Company’s proprietary software. Inventory is valued at cost and reviewed each quarter for obsolescence, No impairment was deemed necessary at either September 30, 2020 or December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OptiLeaf, Incorporated

Notes to Financial Statements

For the Nine Months Ended September 30, 2020

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

The Company has experienced losses, as a result of the investment necessary to achieve its operating plan, which is long-range in nature, during its infancy stage. As of September 30, 2020 the Company has sustained accumulated losses of $866,746. For the nine months ended September 30, 2020 the Company had net income of $7,121 and a net loss of $21,946 during the nine months ended September 30, 2019. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

During the nine months ended September 30, 2020 the Company used net cash in operating activities of $17,236 for operating expenses compared to $18,811 during the nine months ended September 30, 2019. During the nine months ended September 30, 2020 the Company received funds of $10,488 from the Payroll Protection Plan, $43,900 from the Small Business Administration and $20,000 from related parties, and repaid a loan payable of $40,000. The Company received $25,000 from the sale of common stock, during the nine months ended September 30, 2019.

The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations or on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern for the next twelve months.

OptiLeaf, Incorporated

Notes to Financial Statements

For the Nine Months Ended September 30, 2020

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

Note 4: LOANS PAYABLE

On April 29, 2020 the Company received, a two year advance of $10,488, from Legacy Bank, under the Paycheck Protection Program. Forgiveness was applied for on June 1, 2021.

On August 21, 2020, the Company received a, thirty year, loan from the Small Business Administration, in the amount of $43,900 bearing interest of 3.75%. First payment of $241 due on June 17, 2021.

Note 5. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, two related party shareholders made unsecured loans, to the Company, totaling $45,000, maturing on April 1, 2020, bearing interest of 3%. $40,000 was repaid on December 31, 2019 by the transfer, of the 1,000,000 previously issued treasury shares, to the two related party shareholders.

During the nine months ended September 30, 2020 the same related parties made an unsecured, non-interest bearing $20,000 loan to the Company, repayable on August 1, 2020. The loan was repaid, on April 15, 2012, with interest of $276.

Common stock

The Company has authorized 100,000,000 shares of no par value common stock. At September 30, 2020, the number of shares of common stock issued was 20,943,753.

On July 25, 2018, the Company issued, for cash, to two investors, 333,334 restricted common shares for a total of $50,000, recorded at a cost of $0.15 per share.

On March 19, 2019, the Company issued, for cash of $25,000, to an investor, 166,667 restricted common shares recorded at a cost of $0.15 per share.

Note 6. CONCENTRATION CREDIT RISK

All accounts receivable as of September 30, 2020 were fully impaired. On December 31, 2019 the Company had 2 non – related customers that owed 25.6% and 19.6% of total accounts receivable.

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

OptiLeaf planned on commencing the development of its wireless network censors in the latter half of 2019. The Covid 19 virus has, temporarily, delayed implementation of that, full, plan. We believe our integrated hardware will be capable of monitoring and adjusting light, soil moisture, CO2, temperature, ventilation, nutrients, and humidity as needed, in real time and around-the-clock.

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

Results of Operations

We have conducted minimal operations during the period from inception (August 11, 2014) to September 30, 2020. We generated revenue of approximately $217,465 during this period.  We had net losses of approximately $866,746 for that period.

Liquidity and Capital Resources

As of September 30,, 2020, we had cash of $37,647.  Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our founders and from private placement of securities. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	An increase in working capital requirements,

●	Addition of administrative and sales personnel as the business grows,

●	Increases in advertising, public relations and sales promotions as we commence operations,

●	Research and Development,

●	The cost of being a public company and the continued increase in costs due to governmental compliance activities.

During the nine months ended September 30, 2020 the Company used $17,237, net cash, in operating activities compared to $18,811 for the nine months ended September 30, 2019. During the same nine months we repaid a $40,000 loan and received $10,488 from the Payroll Protection Plan, $43,900 from the Small Business Administration and $20,000 from related parties compared to $25,000 from the sale of common stock during the nine months ended September 30, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. At September 30, 2020, the Company had $37,647 cash on hand.

Recently Issued Accounting Pronouncements

We do not expect that other recently issued accounting pronouncements will have a material impact on our financial statements.

Going Concern

Our financial statements have been prepared on a going concern basis. As of September 30, 2020 we have not generated significant revenues since inception. We expect to finance our operations primarily through our existing cash, our operations and any future financing.  However, there is no assurance we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled ” Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of September 30, 2020, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of September 30, 2020, the Company determined that the following items constituted a material weakness:

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