Form 10-K
period 2020-12-31
OPTILEAF, INC.
filed 2021-12-28
CIK 1628228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

OptiLeaf was incorporated under the laws of the State of Florida on August 11, 2014. OptiLeaf, Inc. was formed to provide a world-class fully integrated turn-key growth management system for the cannabis industry to help dispensary owners, grow operations and caregivers increase their sales and reduce costs, increase their company’s productivity and profitability and reduce or eliminate the need for manual labor while maximizing yield. OptiLeaf’s target market included dispensaries and grow operations.

On February 2, 2021, he Company entered into an agreement to sell the software application and related assets and has, therefore, discontinued efforts to further develop the software and related activities. The Company is searching for a new direction and is entertaining other business opportunities.

Government Regulation

OptiLeaf did not directly distribute, sell, grow, and harvest cannabis or any substances that violate United States law or the Controlled Substances Act. We were a technology provider to the cannabis industry. As such, we were operating within an industry that is very complex in terms of legal requirements and compliance. Cannabis is an illegal drug under Federal Law and is illegal in many states as well. Certain states have made cannabis legal for medicinal use only, but in very few circumstances is it legal to possess or sell cannabis. Although we planned on being a technology provider only, and did not plan of growing, selling or possessing any cannabis, we nevertheless complied with a myriad of state and local laws and regulations regarding our operations.

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

Holders

As of December 31, 2020, we had 31 shareholders of our common stock.

Transfer Agent and Registrar

ClearTrust, LLC is currently the transfer agent and registrar for our common stock. Its address is 16540 Pointe Village Dr., Suite 206, Lutz, FL 33558. Its phone number is (813) 235-4490.

Authorized Capital Stock

Our authorized stock consists of 100,000,000 shares of common stock, with no par value. There are currently 21,943,753 shares of common stock issued and outstanding, as of December 31, 2020.

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

Overview

We were incorporated under the laws of the State of Florida on August 11, 2014. OptiLeaf, Inc. was formed to provide a world-class fully integrated turn-key growth management system for the cannabis industry to help dispensary owners, grow operations and caregivers increase their sales and reduce costs, increase their company’s productivity and profitability and reduce or eliminate the need for manual labor while maximizing yield. OptiLeaf’s target market includes dispensaries and grow operations. On February 2, 2021 the Company entered into an agreement to sell the “Cannabis” intellectual property and has commenced the search for a new enterprise.

Through December 31, 2020 our cumulative deficit was $870,254 compared to a cumulative deficit as of December 31, 2019 of $873,867. On December 31, 2020 we had total current assets of $33,655 and total current liabilities of $25,548 compared to total current assets of $32,129 and total current liabilities of $39,996 on December 31, 2019.

Recent Developments

The Company was able to sell its intellectual property because OptiLeaf has completed the development of its growth management “GrowPro” and point-of- sale “POS” software. These software are the next generation POS and growth management systems that provide a complete solution for cultivation operations, processing and manufacturing, and dispensaries in the legal medical and recreational cannabis industry. Moreover, OptiLeaf has completed its “Store Manager” software and it’s currently in beta test. This back-end software allows store owners and managers to take command and streamline their business in real-time. The main features are: Customized dashboard, sales trends, best-selling brands and products, top selling bartenders, sales trend, analytic and detail mission critical reporting.

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

Results of Operations

Because we continue to be developmental stage and have been conducting development operations our revenue has been minimal. We generated revenue of $113,647 during the year ended December 31, 2020 compared to $109,372 during the year ended December 31, 2019. Cost of sales increased to $21,906 for the year ended December 31, 2020, compared to $16,314 for the year ended December 31, 2019. During those same periods, we had gross margins of $91,741 or 81% compared to $93,058 or 85% of sales for the year ended December 31, 2019. As a result of rent expense reversal, of $29,153, we had an operating profit of $3,613 for the year ended December 31, 2020 compared to a loss of $17,429 for the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $33,655, compared to $20,495 as of December 31, 2019. Our primary uses of cash were for employee compensation and working capital. The main sources of cash were from our founders, investors, and from licensing of our software suite. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

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

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of OptiLeaf, Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheet of OptiLeaf, Incorporated (the “Company”) as of December 31, 2020, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

December 27, 2021

OptiLeaf, Incorporated

Balance Sheets

	December 31
	2020	2019
		(unaudited)
ASSETS
Current Assets:
Cash	$33,655	$20,495
Accounts receivable	-	7,590
Inventory	-	4,044
Total current assets	33,655	32,129

Total Assets	$33,655	$32,129

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$836	$33,995
Accrued payroll	2,786	6,001
Current portion of long term debt	1,926	-
Related party loan	20,000	-
Total current liabilities	25,548	39,996

Long term loans payable - related parties	5,000	5,000
Payroll protection plan	10,487	-
Small Business Administration	41,874	-
Long term loans payable	-	40,000
Total long term liabilities	57,361	45,000

Total Liabilities	82,909	84,996

Commitments and Contingencies (Note 6)	-	-

Stockholders’ Equity (Deficit):
Common stock, no par value; 100,000,000 shares authorized; 21,943,753 and 21,777,086 issued and outstanding at December 31, 2020 and 2019, respectively.	821,000	821,000
Accumulated deficit	(870,254)	(873,867)
Total Stockholders’ Deficit	(49,254)	(52,867)

Total Liabilities and Stockholders’ Deficit	$33,655	$32,129

(See accompanying notes to financial statements)

OptiLeaf, Incorporated

Statements of Operations

	For the Years Ended
	December 31
	2020	2019
		(unaudited)
Revenue
Product sales and services	$113,647	$109,372
Cost of goods sold	(21,906)	(16,314)
Gross income	91,741	93,058

Expenses:
Travel	1,396	4,098
Supplies	-	817
Other	20,212	25,753
Professional fees	16,797	5,342
Rent	-	25,582
Payroll	62,548	52,924
Total operating expenses	100,953	114,517

Net loss before other income and provision for income taxes	(9,213)	(21,458)

Other income (expense)
Miscellaneous income	5,600	899
Doubtful accounts adjustment	(21,185)	-
Rent expense recovery	29,153	-
Interest income	-	3,900
Interest expense	(743)	(770)
Total other income (expense)	12,826	4,029

Income before provision for income taxes (net loss)	$3,613	$(17,429)

Basic and diluted income (loss) per share	$0.00	$(0.00)

Basic and diluted weighted average number of shares outstanding	20,914,986	20,797,771

(See accompanying notes to financial statements)

OptiLeaf, Incorporated

Statement of Stockholders’ Deficit

For the Years Ended December 31, 2020 and 2019

						Total
	Common Stock		Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit

Balances, December 31, 2018	21,777,086	$796,000	1,000,000	$(40,000)	$(856,438)	$(100,438)

Common shares sold for cash	166,667	25,000	-	-	-	25,000

Treasury shares used to reduce related party loan	-	-	(1,000,000)	40,000	-	40,000

Net loss	-	-	-	-	(17,429)	(17,429)

Balances, December 31, 2019	21,943,753	821,000	-	-	(873,867)	(52,867)

Income for the year	-	-	-	-	3,613	3,613

Balances, December 31, 2020	21,943,753	$821,000	-	$-	$(870,254)	$(49,254)

(See accompanying notes to financial statements)

OptiLeaf, Incorporated

Statements of Cash Flows

	For the years ended
	December 31
	2020	2019
		(unaudited)
Cash flows from operating activities:
Net loss	$3,613	$(17,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Reversal of previous year’s rental expense	(29,153)
Change in opeerating assets and liabilities
Decrease (increase) in accounts receivable	7,590	(5,290)
Decrease (increase) in inventory	4,044	(4,044)
Increase (decrease) in accrued payroll	(3,215)	(1,261)
Increase (decrease) in accounts payable and accrued expenses	(4,006)	16,198
Increase (decrease) in deferred revenue	-	(3,969)
Net cash used in operating activities	(21,127)	(15,796)

Cash flows from investing activities:
Net cash used in investing activities	-	-
	-	-
Cash flows from financing activities:
Proceeds from Payroll Protection Plan	10,487	-
Proceeds from Small Business Administration Loan	43,800
Common shares sold for cash	-	25,000
Repayment of loan	(40,000)	-
Proceeds from loans from related parties	20,000	-
Net cash provided by financing activities	34,287	25,000

Net increase (decrease) in cash	13,160	9,204

Cash at beginning of period	20,495	11,290
Cash at end of period	$33,655	$20,494
Supplemental cash flow information:
Cash paid during the period for:
Interest	$-
Income taxes	$-	$-

Supplemental non cash transactions
Treasury shares issued to pay down related party debt	$-	$40,000

(See accompanying notes to financial statements)

.

OptiLeaf, Incorporated

Notes to Financial Statements

For the Year Ended December 31, 2020

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds. At December 31, 2020, the Company had $33,655 cash on hand and no cash equivalents.

Accounts Receivable

The Company had $0 and $7,590 of trade accounts receivable at December 31, 2020 and 2019. The Company reviews the accounts receivable, at least quarterly, and, if appropriate, records an allowance for doubtful accounts. All uncollectable accounts receivable at December 31, 2020 were fully impaired. No impairment was required for the accounts receivable at December 31, 2019.

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

Capitalized Software Development Costs

Software development costs are expensed as incurred until technological feasibility of the product is established. Development costs incurred subsequent to technological feasibility will be capitalized and amortized on a straight-line basis over the estimated economic life of the product. Capitalization of computer software costs will be discontinued when the computer software product is available to be sold, leased, or otherwise marketed. Amortization will begin when the product is available for release to customers. Management has determined as of December 31, 2020 that the software has not yet reached the stage of technological feasibility. The Company has not maintained specific cost records, but estimates that approximately $53,000 and $46,000 has been expensed for software development during the years ended December 31, 2020 and 2019 respectively.

OptiLeaf, Incorporated

Notes to Financial Statements

For the Year Ended December 31, 2020

Revenue Recognition%

Effective July 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted ASC 606 using the modified retrospective method, which did not have an impact on its financial statements.  In accordance with the guidance in FASB Topic ASC 605, Revenue Recognition  , the Company recognizes revenue when (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the fee is fixed or determinable, and (d) collectability is reasonable assured.

 Research and Development

The cost of research and development is charged to expense when incurred.

Net Loss per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2020 and 2019.

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

The Federal and state income tax returns of the Company for 2020, 2019 and 2018 are subject to examination by the internal Revenue Service and state taxing authorities for three (3) years from the date filed.

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Fair Value of Financial Instruments

Pursuant to ASC No. 820, “Fair Value Measurement and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2020 and December 31, 2019. The Company’s financial instruments consist of accounts payable and accrued expenses. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

OptiLeaf, Incorporated

Notes to Financial Statements

For the Year Ended December 31, 2020

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize most lease liabilities on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The update states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The update is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The impact of this guidance will result in the recognition of assets and liabilities for leases that the Company enters into in the future. It has no impact on the Company’s financial statements for the years ended December 31, 2020 and 2019.

Effective July 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides clarification on classifying a variety of activities within the statement of cash flows. The Company determined the adoption of ASU 2016-15 did not have a material impact on its consolidated financial statements.

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

The Company has experienced losses, from operations, during its infancy stage, as a result of the investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception through December 31, 2020, the Company incurred accumulated losses of $870,254 compared to a cumulative loss through December 31, 2019, of $873,867. For the year ended December 31, 2020, primarily as the result of $29,153 of rent forgiveness by landlords, the net loss of $17,429 incurred for the year ended December 31, 2019 was converted to income of $3,613 for the year ended December 31, 2020. The Company had positive working capital of $8,107 compared to a negative working capital of $7,867 for the year ended December 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

During the year ended December 31, 2020 the Company used $21,127 for operating expenses compared to $15,796 during the year ended December 31, 2019. During the year ended December 31, 2020, the Company received $10,487 from the Payroll Protection Plan, $43,800 from the Small Business Administration, $20,000 from related parties and repaid a $40,000 loan payable compared to the receipt of $25,000 from the sale of common stock, during the year ended December 31, 2019.

OptiLeaf, Incorporated

Notes to Financial Statements

For the Year Ended December 31, 2020

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

Note 3. RELATED PARTY TRANSACTIONS

On January 18, 2018 and March 27, 2018 two officers and directors loaned the Company $30,000 and $15,000 respectively. $40,000 of the $45,000 was repaid on December 21, 2019 by the transfer of 1,000,000 common shares, valued at $40,000 to the lenders. During the year ended December 31, 2020, the two related party shareholders made additional unsecured loans, to the Company, totaling $20,000. This loan was repaid, including interest of $276, on April 15, 2021.

Common stock

The Company has authorized 100,000,000 of no par value common stock. At December 31, 2020, the number of shares of common stock issued was 21, 943,753 and 21, 777,086 on December 31, 2019.

On March 4, 2019 the Company issued, for cash, to one investor, 166,667 restricted common shares for $25,000, recorded at a cost of $1.00 per share.

Treasury stock

On September 20, 2016, the Board of Directors authorized the Company to repurchase one million shares of common stock for $40,000. These treasury stock shares may, at any time, be canceled upon the Board of Directors approval. The Board has not made such election. On December 31, 2020 the 1,000,000 treasury shares were issued to two related parties to repay $40,000 of a loan that they had made to the Company.

Note 5. CONCENTRATION CREDIT RISK

At December 31, 2020 the Company had fully impaired all accounts receivable. At December 31, 2019 there were two non – related customers that owed 26% and 20% of total accounts receivable and three unrelated customers that owed 12% each of total accounts receivable. .

The Company maintains its cash balances in a local financial institution which at times may exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation (FDIC).

Note 6. COMMITMENTS AND CONTINGENCIES

On August 10, 2018 the Company leased its offices for six years, payable at the rate of $2,000 per month, plus the Company’s pro rata share of operating expenses. No payments were made and the lease was terminated without any liability. Lease costs $29,153, recorded in previous years and subsequently forgiven during 2020 were reversed during the 2020 fiscal year.

OptiLeaf, Incorporated

Notes to Financial Statements

For the Year Ended December 31, 2020

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

At December 31, 2020, the Company has a net operating loss carryforward of approximately $870,254 for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2035. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2020 and 2019. The change in the valuation allowance was approximately ($3,859) for the year ended December 31, 2020 compared to $3,124 for the year ended December 31, 2019.. The principal difference between the operating loss for income tax purposes and reporting purposes is disallowed meals and entertainment and a temporary difference in depreciation expense. (

Utilization of the Company’s net operating losses may be subject to substantial annual limitation if the Company experiences a 50% change in ownership, as provided by the Internal Revenue Code and similar state provisions. Such an ownership change would substantially increase the possibility of net operating losses expiring before complete utilization.

Cumulative loss December 31, 2020 and 2019	$(870,254)	$(873,867)

	December 31
	2020	2019

Deferred tax benefits	$(182,753)	$(183,512)
Valuation allowanve	180,053	183,512

Net deferred tax asset	$-	$-

Note 8. SUBSEQUENT EVENTS

On February 2, 2021 the Company entered into an agreement, with a $50,000 deposit, to sell, for a total of $250,000, the Company’s intellectual property and some physical assets to an unrelated party, with the balance to be paid by instalments through July 1, 2021. As of the date of these financial statements, some of the remaining payments have not been made. No demand or other action has been taken at this time, to collect those amounts.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President and Chief Financial Officer have determined and concluded that, as of December 31, 2020, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of December 31, 2020, the Company determined that the following items constituted a material weakness:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report (i.e. the fourth quarter of the fiscal year ended December 31, 2020) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name and Principal Position	Year Ended 12/31	Salary ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Tran,	2019	$-			$-
CEO/CTO, President, Secretary and Treasurer	2020	$-			$-

Nick Nguyen, COO/CFO	2019	$-			$-
	2020	$-			$-

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 31, 2020, (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

(1)

Based on 21,943,753 shares of common stock issued and outstanding as of December 31, 2020

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

2020
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

Date: November 26, 2021

Optileaf Inc

/s/ Thomas Tran
Name:	Thomas Tran
Title:	Chief Executive Officer,
Chief Technology Officer,
President, Secretary & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Tran	Chief Executive Officer, Chief Technology Officer	November 26, 2021
Thomas Tran	President, Secretary & Treasurer

/s/ Nick Nguyen	Chief Financial Officer & Chief Operating Officer	November 26, 2021
Nick Nguyen